Form 10-Q
period 1998-06-30
GLOBAL HEALTH SCIENCES INC
filed 1998-09-17
CIK 1060980

                                         UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION

                                       Washington, DC 20549

                                           FORM 10-Q


(Mark One)
/x/                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998

                                              OR


/ /                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to _________________


                                Commission file number 333-52534

                               GLOBAL HEALTH SCIENCES, INC.
                      (Exact name of registrant as specified in its charter)


               CALIFORNIA                                     95-3267801
           (State or other jurisdiction                    (I.R.S. Employer
         of incorporation or organization                Identification Number)


                                      987 N. Enterprise Street
                                      Orange, California 92867
                          (Address and zip code of principal executive offices)

                                         (714) 633-2320
                           (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   *Yes /x/    No / /

*Registrant has been subject to this filing registration since August 12, 1998.

     Indicate the number of shares osutanding of each of the registrant's classes of Common Stock, as of the lastest practicable date:

As of September 16, 1998...531,915 Shares of Global Health Sciences, Inc. Common Stock, par value $0.01 per share, were outstanding.

                            Additional Registrants


Exact name of         State or other                    Primary Standard    Commission File      Address, including zip code and
registrant as         jurisdiction of     No. of        Industrial          No./                 telephone number area code of
specified in its      Incorporation or    Shares        Classification      IRS Employer         registrant's principal executive
Charter               organization        Outstanding   Code Number         Identification No.   officer

                                                                                                 987 N. Enterprise Street
Global Health         California          100            2833               33-0801650           Orange, California 92867 (714)
Sub. Inc.                                                                                        633-2320

                                                                                                 987 N. Enterprise Street
Raven Industries      California          100            2833               33-0042849           Orange, California 92867 (714)
Inc.                                                                                             633-2320

                                                                                                 987 N. Enterprise Street
West Coast Sales      California          100            2833               33-0554820           Orange, California 92867 (714)
Inc.                                                                                             633-2320

                                                                                                 987 N. Enterprise Street
Dynamic Products      California          100            2833               33-023847            Orange, California 92867 (714)
                                                                                                 633-2320

                                                                                                 987 N. Enterprise Street
D&F Industries        California          100            2833               33-0801652           Orange, California 92867 (714)
Inc.                                                                                             633-2320


                          GLOBAL HEALTH SCIENCES, INC.

                                     INDEX

                                                                               Page Reference
                                                                               --------------
COVER PAGE.....................................................................     1

INDEX..........................................................................     3

PART I--FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                                  4

               Condensed Consolidated Statements of Income
               Threee and Six Months Ended June 30, 1998 and
               1997                                                                 5

               Condensed Consolidated Statements of Cash Flows
               Three and Six Months Ended June 30, 1998 and 1997                    6

               Notes to Condensed Consolidated Financial Statements                 7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 12


PART II--OTHER INFORMATION

     Item 1.   Legal Proceedings                                                   19

     Item 4.   Submission of Matters to a Vote of Security Holders                 19

     Item 6.   Exhibits and Reports on Form 8-K                                    19

SIGNATURES....................................................................     20

                                       3

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)


                                                        June 30,      December 31,
                                                          1998           1997
                                                        ---------     ------------

ASSETS
Current Assets:
Cash and cash equivalents                               $  20,331      $   3,768
Accounts Receivable                                         6,631          2,864
Inventories                                                12,369          8,040
Prepaid expenses and other current assets                     844             80
                                                        ---------      ---------
Total current assets                                       40,175         14,752
Property and equipment, net                                 4,963          1,983
Intangibles and other assets, net
                                                          141,722           --
Total
                                                        ---------      ---------
                                                        $ 186,860      $  16,735
                                                        ---------      ---------
                                                        ---------      ---------
Current Liabilities:
Accounts Payable and accrued expenses                   $  21,806      $   8,720
Line of credit                                               --              420
Total current liabilties                                ---------      ---------
                                                           21,806          9,140

Long-term debt                                            218,502           --
                                                        ---------      ---------

Total liabilities                                         240,308          9,140


Commitments and contingencies
Stockholders' Equity (Deficit):
Common Stock                                                  508          1,026
Retained earnings (deficit)                               (53,956)         6,569
Total stockholders' equity (deficit)                    ---------      ---------
                                                          (53,448)         7,595
                                                        ---------      ---------
Total                                                   $ 186,860      $  16,735
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          ---------      ---------
                                                        ---------      ---------


See Notes to Condensed Consolidated Financial Statements

GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands)


                                                 Three Months Ended        Six Months Ended
                                                --------------------     --------------------
                                                June 30,    June 30,     June 30,    June 30,
                                                  1998        1997         1998        1997
                                                --------    --------     --------    --------
Net Sales                                       $ 41,558    $ 22,437     $ 63,930    $ 41,358
Cost of Sales                                     28,372      14,373       43,967      26,507
                                                --------    --------     --------    --------
Gross Profit                                      13,186       8,064       19,963      14,851
Selling, general and administrative expenses       2,917       1,704        4,667       3,240
Amortization of Intangibles                        2,272        --          2,272        --
                                                --------    --------     --------    --------
Operating income                                   7,997       6,360       13,024      11,611
Interest (income) expense, net                     4,909         (15)       4,871         (48)
                                                --------    --------     --------    --------
Income before income taxes                         3,088       6,375        8,153      11,659
Provision for state income taxes                      80          97          156         175
                                                --------    --------     --------    --------
Net income                                      $  3,008    $  6,278     $  7,997    $ 11,484
                                                --------    --------     --------    --------
                                                --------    --------     --------    --------


See Notes to Condensed Consolidated Financial Statements

GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
CONDENSED CONSOLIDATEDSTATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)


                                                           Six months ending
                                                       -----------------------
                                                       June 30,      June 30,
                                                         1998          1997
                                                       ---------     ---------
Cash flows from operating activities:
Net income                                             $   7,997     $  11,484
Adjustments to reconcile net income to
net cash provided by (used in) operating activites:
Depreciation and amortization                              2,810            30

Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable                                         (778)         (167)
Inventories                                                 (312)       (1,988)
Prepaid expenses and other current assets                   (450)           88
Accounts payable and accrued liabilities                   3,606         1,649
                                                       ---------     ---------
Net cash provided by operating activities                 12,873        11,096
                                                       ---------     ---------

Cash flows from investing activties:
Purchases of Property and equipment                         (822)         --
Purchase of Omni-Pak and Affiliates, net of cash
 acquired of $2,640                                     (135,227)         --
                                                       ---------     ---------
Net cash provided by (used in) investing activities     (136,049)         --
                                                       ---------     ---------

Net cash provided by (used in) financing activities:
 Repurchase of common stock                              (58,700)         --
 Dividends paid                                          (11,989)      (10,905)
 Issuance of Notes Due 2008                              218,502          --
 Debt issue costs                                         (7,654)         --
 Net repayment of line of credit                            (420)         --
                                                       ---------     ---------
Net cash provided by (used in) financing activities      139,739       (10,905)
                                                       ---------     ---------
Increase in cash                                          16,563           191
Cash at beginning of period                                3,768         4,571
                                                       ---------     ---------
Cash at end of period                                  $  20,331     $   4,762
                                                       ---------     ---------
                                                       ---------     ---------


See accompanying notes to the financial statements.

             Global Health Sciences, Inc. (Formerly D&F Industries)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - THE REORGANIZATION

On April 23, 1998, D&F Industries ("D&F," the predecessor), Raven d/b/a Omni-Pak Industries ("Omni-Pak"), Dynamic Products Inc. ("Dynamic") and West Coast Sales ("West Coast") entered into a reorganization agreement pursuant to which (a) D&F changed its name to Global Health Sciences, Inc., (b) Global Health Sciences, Inc. formed a new subsidiary, Global Health Sub, Inc. ("Global Sub"), (c) Global Sub formed four new subsidiaries named D&F Industries, Inc. ("D&F Sub"), Raven Sub, Inc. ("Omni-Pak Merger Sub"), New West Coast Sales, Inc. ("West Coast Merger Sub") and Dynamic Sub, Inc. ("Dynamic Merger Sub"), (d) Global Health Sciences, Inc. transferred to D&F Sub all of its assets and liabilities except for its obligation under the 11% Senior Notes due 2008 (the "Notes") and the common stock of Global Sub, (e) Global Health Sciences, Inc. through Global Sub acquired Omni-Pak, Dynamic and West Coast (together referred to as Omni-Pak and Affiliates) from their respective shareholders for approximately $137.9 million in cash and expenses (the "Acquisition"), in transactions accounted for under the purchase method of accounting pursuant to the mergers of Omni-Pak Merger Sub and Omni-Pak (with Omni-Pak as the surviving corporation), Dynamic Merger Sub and Dynamic (with Dynamic as the surviving corporation), and West Coast Sub and West Coast (with West Coast as the surviving corporation) and (f) the shareholders of Global Health Sciences, Inc. received approximately $58.7 million in cash to repurchase approximately 543,000 outstanding shares from its stockholders (the "Recapitalization"). The above transactions were financed principally through the sale of $225 million in aggregate principal amount of the Notes, the net proceeds of which were approximately $210.8 million. The transactions described above are referred to as the "Reorganization." A complete description of the above transactions is contained within the Company's S-4 Registration Statement dated August 12, 1998. In connection with the Reorganization, BGA Consulting was paid a fee of $2.4 million by the D&F and the Omni-Pak and Affilate stockholders. The Company's Chief Executive Officer, Mr. Paul Buxbaum, is the President of BGA Consulting.

The financial statements presented for the 1997 periods are those of D&F. The statement of operations and cash flows for the interim periods ended June 30, 1998, include those of D&F through April 23, 1998, the date of the Reorganization and those of Global Health Sciences, Inc. (which include the operations of D&F and Omni-Pak and Affiliates), subsequent to April 23, 1998. The following is summarized pro forma operating results assuming that the Reorganization had occurred as of the beginning of the periods presented, including the effect of the Acquisition, the Recapitalization and the issuance of the Notes:


                              Three Months Ended     Six Months Ended
                                    June 30,             June 30,
                              ------------------    ------------------
                                1998      1997       1998       1997
                              -------    -------    -------    -------
Sales                         $47,858    $46,365    $94,699    $85,481
Operating income                8,619     10,191     16,616     16,962
Interest expense and other      6,413      6,569     12,892     13,082
Net income                      2,033      3,410      3,635      3,719



Acquisition - The Acquisition will be accounted for under the purchase method of accounting. The purchase price consists of $136.9 million of cash and $1 million of estimated transaction costs and is being allocated to Omni-Pak and Affiliates assets and liabilities based on their respective values as of the closing date. Although the final allocation has not been determined, it is expected that substantially all of the excess of purchase price over the approximate $1.4 million of net asset value at the closing date, will be allocated to goodwill and other intangibles.

The Notes - As described above, the Company issued $225 million of Notes due 2008, the net proceeds of which were approximately $210.8 million. Expenses related to the issuance of the Notes were approximately $7.6 million. The stated interest rate on the Notes is 11%. The Notes were issued at a discount of $6,608 million for an effective rate of approximately 11.5%. The indenture places certain limitations on, among other things, incurrence of additional debt, acquisitions, investments and dividends.

Acquisition Facility - Effective April 23, 1998, the Company entered into a new credit agreement (the "Acquisition Facility"), which provides for borrowings of up to $50 million under a line of credit through April 2003, of which no more than $10 million is available for working capital and general corporate purposes. Under the Acquisition Facility, borrowings bear interest at the Company's election either at the bank's prime rate plus certain margins, which range from 75 to 150 basis points or at LIBOR plus certain margins, which range from 200 to 275 basis points. The Acquisition Facility requires the Company to maintain consolidated financial ratios related to leverage, consolidated EBITDA, cash interest coverage and fixed charge coverage. In addition, the Acquisition Facility limits the amount of annual capital expenditures and cash dividends. There was no borrowing under the Acquisition Facility at June 30, 1998.

NOTE 2 - BASIS OF PRESENTATION

General - The condensed consolidated financial statements as of, and for the periods ended June 30, 1998, include the accounts of Global Health Sciences, Inc. and its wholly-owned subsidiaries (together referred to herein as the "Company"). Global Health Sciences, Inc. is a holding Company with no independent operations other than its investments in its subsidiaries, principally D&F and Omni-Pak and Affiliates. Pursuant to the indenture, Global Health Sciences, Inc.'s subsidiaries (the "Subsidiary Guarantors"), have jointly and severally guaranteed the Notes on a full and unconditional basis. Separate financial statements related to the Subsidiary Guarantors are not included herein, as the management of Global Health Sciences, Inc. has determined that the separate financial statements of the Subsidiary Guarantors are not material to investors. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Period Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

NOTE 3 - INVENTORIES

Inventories at June 30, 1998 consist of the following (amounts in thousands):


Raw materials          $ 8,760
Work in process          1,999
Finished goods           1,610
                       -------
                       $12,369
                       -------
                       -------


NOTE 4 - INTANGIBLES AND OTHER ASSETS

Other assets at June 30, 1998 consist of the following (amounts in thousands):


Goodwill and other intangibles, net        $134,210
Deferred financing costs, net                 7,512
                                           --------
                                           $141,722
                                           --------
                                           --------


Accumulated amortization of goodwill and other intangibles was $2,271, and accumulated amortization of deferred financing costs was $143.

NOTE 5 - NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." Statement of Financial Accounting Standards ("SFAS") No. 130 establishes new standards for reporting and displaying comprehensive income, its components and accumulated balances. The statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. There are no adjustments between net income and comprehensive income for the periods presented.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company is required to adopt this statement as of December 31, 1998. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers. The Company has not analyzed the impact of adopting this statement.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement will be effective January 1, 2000. The Company has not yet analyzed the impact of adopting the statement.

NOTE 6 - COMMITMENTS & CONTIGENCIES

On March 31, 1998, the Company was named as a defendant in an action origingally filed on June 13, 1997 by John W. Rowles against Mr. Mark Hughes, Herbalife and an Herbalife distributor. The plaintiff alleges that a product manufactured by the Company for Herbalife was defective and unsafe for its intended use and caused harm to the plaintiff. The plaintiff is claiming an unspecified amount of damages, including a claim for punitive damages. The lawsuit is in its preliminary stages of discovery and an estimate of the range of loss, if any, cannot be made at this time. The Company believes, however, that liability, if any is incurred, will not be material to the Company's results of operations or financial condition. In addition, the Company has appropriate product liability insurance.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

               RESULTS OF OPERATIONS

Overview

Prior to its Reorganization Global Health Sciences Inc., (the "Company"), operations were conducted by four subchapter S corporations: D&F Industries ("D&F"), Raven d/b/a Omni-Pak Industries, Dynamic Industries and West Coast Sales (Omni-Pak and Affliates). Together these companies are one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. These companies develop specialty products for branded distribution companies, branded retailers, television marketing companies and network marketing organizations who then distribute such products throughout the world. These companies were reorganized in (the "Reorganization") to consolidate related and complementary business activities under one holding company, Global Health Sciences, Inc. (see note 1 to the financial statements). These companies (together the "Combined Companies") historically operated under common management and had a high degree of common ownership, customers and systems, including similar accounting and financial reporting systems. As subchapter S corporations, all federal and state income taxes (other than a minimum state income tax of 1.5%) for each of such corporations are paid directly by the shareholders. The Company makes quarterly distributions to its shareholders in order for such shareholders to pay their state and federal income taxes. In 1997, the effective income tax rate for the Company's shareholders was approximately 45%. The Company has historically distributed, and intends to continue to distribute, as a dividend to its shreholders amounts sufficient for the shareholders to pay their required income taxes.

The Combined Company's historical growth in sales and EBITDA has been primarily attributable to increased sales to Herbalife, the Combined Company's largest customer. Sales to Herbalife have increased from approximately $70. 5 million in fiscal year 1995, representing approximately 83% of the Combined Company's sales in that year, to approximately $137.6 million in fiscal year 1997, representing approximately 76% of the Combined Company's sales in that year. Due to the significant percentage of the Combined Company's sales attributable to Herbalife, fluctuations in Herbalife's inventory levels or inaccurate sales forecasting by Herbalife have had adverse effects on Combined Company sales in the past and could have adverse effects in the future. Effective January 1998, the Combined Company and Herbalife recently entered into three new three-year supply agreements. These agreements, among other items provide prices discounted from the previous arrangements, (ii) allow Herbalife to purchase certain products from manufacturers other than the Combined Company, subject to minimum purchase requirements, and (iii) a right of termination without prior consent if Mr. Marconi ceases to own more than 50% of the capital stock of the Company or is no longer an executive officer of the Company and responsible for the day to day operations. The Combined Company's sales to Herbalife for the six months ended June 30, 1998 were approximately $59.2 million or 63% of total sales.

The Company's cost of sales consists primarily of labor costs, materials and manufacturing overhead. The Company's selling, general and administrative expenses consist primarily of salaries and wages, sales commissions, professional fees and rent. The Company does not anticipate that, as a percentage of sales, future selling, general and administrative expenses incurred in connection with implementing its growth strategy will be materially different from historical percentages. There can be no assurance, however, in this regard.

Results of Operations

The following tables summarize historical operating results for the Registrant, Global Health Sciences, Inc. (formerly D&F Industries Inc.) and display supplemental operating results for Omni-Pak and Affiliates for the periods prior to their acquisition on April 23, 1998, as well as supplemental combined operating results for the periods presented. In addition, supplemental sales and gross profit information is being presented for Global Health's operating subsidiaries D&F Industries, and Omni-Pak Industries. Management believes that the supplemental information is necessary for meaningful comparisons of period - to - period operating results as such information is representative of the Company's underlying business and cash flows. As discussed herein, the Combined Company refers to the Supplemental Combined information presented in the accompanying tables.

                        Supplemental Combined Information
                             (Amounts in thousands)

Statement of Income Data:
(Three months ended June 30, 1998)


                                                    April 1, 1998
                                    Historical    to April 23, 1998
                                   Global Health       Omni-Pak &
                                     Sciences          Affiliates      Combined (1)
                                   -------------  -----------------    ------------
Revenues                             $ 41,558          $  6,717          $ 47,858
Cost of sales                          28,372             4,898            32,853
                                     --------          --------          --------
Gross profit                           13,186             1,819            15,005
Selling, general & administrative       2,918               376             3,294
Amortization of intangible assets       2,271              --               2,271
                                     --------          --------          --------
Operating income                        7,997             1,443             9,440
Interest income (expense), net         (4,909)                8            (4,901)
                                     --------          --------          --------
Income before state taxes               3,088             1,451             4,539
Provision for state income taxes           80                22               102
                                     --------          --------          --------
                                     --------          --------          --------
Net income                           $  3,008          $  1,429          $  4,437
                                     --------          --------          --------
                                     --------          --------          --------

EBITDA (2)                                                               $ 12,048
EBITDA margin (2)                                                              25%



Statement of Income Data:
(Three months ended June 30, 1997)



                                    Historical    Historical
                                  June 30, 1997  June 30, 1997
                                  Global Health    Omni-Pak &
                                     Sciences      Affiliates    Combined (1)
                                  -------------  -------------   ------------
Revenues                             $ 22,437      $ 24,559       $ 46,364
Cost of sales                          14,373        15,823         29,564
                                     --------      --------       --------
Gross profit                            8,064         8,736         16,800
Selling, general & administrative       1,704         1,493          3,197
                                     --------      --------       --------
Operating income                        6,360         7,243         13,603
Interest income (expense), net             15           (14)             1
                                     --------      --------       --------
Income before state taxes               6,375         7,229         13,604
Provision for state income taxes           97           108            205
                                     --------      --------       --------
Net income                           $  6,278      $  7,121       $ 13,399
                                     --------      --------       --------
                                     --------      --------       --------

EBITDA (2)                                                        $ 13,635
EBITDA margin (2)                                                       29%



                                                   Combined Sales        Combined Gross Profit
                                                Three Months June 30,    Three Months June 30,
                                                 1998          1997       1998         1997
                                                -------       -------    -------      -------
D&F Industries                                  $21,158       $22,437    $ 6,084      $ 8,065
Omni-Pak and Affiliates (net of eliminations)    26,700        23,927      8,921        8,760
                                                -------       -------    -------      -------
Total                                           $47,858       $46,364    $15,005      $16,825
                                                -------       -------    -------      -------
                                                -------       -------    -------      -------


                        Supplemental Combined Information
                             (Amounts in thousands)

Statement of Income Data:
(Six months ended June 30, 1998)


                                                     January 1, 1998
                                      Historical    to April 23, 1998
                                    Global Health       Omni-Pak &
                                      Sciences          Affiliates      Combined (1)
                                    -------------   -----------------   ------------
Revenues                               $63,930           $31,146          $94,700
Cost of sales                           43,967            21,386           64,977
                                       -------           -------          -------
Gross profit                            19,963             9,760           29,723
Selling, general & administrative        4,668             1,912            6,580
Amortization of intangible assets        2,271              --              2,271
                                       -------           -------          -------
Operating income                        13,024             7,848           20,872
Interest income (expense), net           4,871                42            4,829
                                       -------           -------          -------
Income before state taxes                8,153             7,890           16,043
Provision for state income taxes           156               119              275
                                       -------           -------          -------

Net Income                             $ 7,997           $ 7,771          $15,768
                                       -------           -------          -------
                                       -------           -------          -------

EBITDA (2)                                                                $23,682
EBITDA margin (2)                                                              25%




Statement of Income Data:
(Six months ended June 30, 1997)


                                     Historical      Historical
                                    June 30, 1997   June 30, 1997
                                    Global Health     Omni-Pak &
                                      Sciences        Affiliates     Combined (1)
                                       -------         -------        -------
Revenues                               $41,358         $44,840        $85,481
Cost of sales                           26,507          29,728         55,518
                                       -------         -------        -------
Gross profit                            14,851          15,112         29,963
Selling, general & administrative        3,240           2,947          6,187
                                       -------         -------        -------
Operating income                        11,611          12,165         23,776
Interest income (expense), net              48               8             56
                                       -------         -------        -------
Income before state taxes               11,659          12,173         23,832
Provision for state income taxes           175             183            358
                                       -------         -------        -------
Net Income                             $11,484         $11,990        $23,474
                                       -------         -------        -------
                                       -------         -------        -------

EBITDA (2)                                                            $23,918
EBITDA margin (2)                                                          28%



                                    Combined Sales      Combined Gross Profit
                                  Six Months June 30,    Six Months June 30,
                                   1998       1997        1998       1997
                                  -------    -------     -------    -------
D&F Industries                    $43,530    $41,358     $12,861    $14,852
Omni-Pak (net of eliminations)     51,170     44,123      16,862     15,111
                                  -------    -------     -------    -------
Total                             $94,700    $85,481     $29,723    $29,963
                                  -------    -------     -------    -------
                                  -------    -------     -------    -------



(1) Combined operating results are shown net of eliminating entries.

(2) EBITDA is defined net income before interest income (expense), income taxes and depreciation and amortization. Management believes that EBITDA and EBITDA margin are measures commonly used by analysts and investors to determined a company's ability to service and incur debt. Accordingly, this information has been presented to permit a more complete analysis. However, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA margin is computed by dividing EBITDA by sales. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with generall accepted accounting principles or as a measure of profitability or liquidity.

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

         Sales. In the second quarter of 1998, sales increased by $1.5 million or 3.2%, to $47.9 million compared to $46.4 million in the second quarter of 1997. Combined Company sales to Herbalife were $26.8 in the second quarter of 1998 as compared to $33 million in the second quarter of 1997. Sales to the Combined Company's second largest customer, EAS, continue to grow with EAS' continued growth.

         Cost of sales and gross profit. Combined Company cost of sales increased by $3.3 million, or 11.1%, to $32.9 million in the second quarter of 1998 compared to $29.6 million in the second quarter of 1997. Cost of sales as a percentage of sales increased to 68.7% in the second quarter of 1998 compared to 63.8% in the second quarter of 1997, thereby decreasing the gross margin in the second quarter of 1998 by 4.9% to 31.3% from 36.2% in the second quarter of 1997. The reduction in gross margin principally resulted from price reductions given to Herbalife as a result of the new supply agreements.

         Selling, general, and administrative expenses. Combined Company selling, general and administrative expenses, net of amortization of goodwill and other intangibles of $2.3 million in 1998, increased by $.1 million to $3.3 million in the second quarter of 1998 compared to $3.2 million in the second quarter of 1997. As a percentage of sales, selling, general and administrative expenses (net of amortization of goodwill and other intangibles) remained constant at 6.9% in the second quarter of 1998 as compared to the second quarter of 1997.

         Net income. Combined Company net income decreased by $9 million to $4.4 million in the second quarter of 1998 compared to $13.4 million in the second quarter of 1997. This decrease resulted primarily from a $1.8 million decrease in gross margin, a $2.3 million increase in goodwill and other intangibles amortization expense and $4.9 increase in interest expense.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Sales. In the first six months of 1998, sales increased by $9.2 million or 10.8%, to $94.7 million compared to $85.5 million in the first half of 1997. Combined Company sales to Herbalife were $59.2 million in the first half of 1998, as compared to $61.9 million in the first half of 1997. Sales to the Combined Company's second largest customer, EAS, continue to grow with EAS' continued growth.

         Cost of sales and gross profit. Combined Company cost of sales increased by $9.5 million, or 17.1%, to $65.0 million in the first half of 1998 compared to $55.5 million in the first half of 1997. Cost of sales as a percentage of sales increased to 68.6% in the first half of 1998 compared to 64.9% in the first half of 1997, thereby decreasing the gross margin in the first half of 1998 by 3.7% to 31.4% from 35.1% in the first half of 1997. The reduction in gross margin principally resulted from price reductions given to Herbalife as a result of the new supply agreements.

         Selling, general, and administrative expenses. Combined Copy selling, general and administrative expenses, for the Combined Company, net of amortizaion of goodwill and other intangibles of $2.3 million in 1998, increased by $.4 million to $6.6 million in the first half of 1998 compared to $6.2 million in the first half of 1997. As a percentage of sales, selling, general and administrative expenses (net of amortization of goodwill and other intangibles) remained relatively constant at 7.0% compared to 7.3% in the first half of 1997.

         Net income. Combined Company net income decreased by $7.5 million to $15.8 million in the first half of 1998 compared to $23.5 million in the first half of 1997. This decrease resulted primarily from a $2.3 million increase in goodwill and other intangibles amortization expenses and a $5.0 million increase in interest expense.

Liquidity and Capital Resources

         Cash and cash equivalents were $20.3 million at June 30, 1998 compared to $9.0 million at December 31, 1997, which represents an $11.3 million increase from the balance at December 31, 1997. The increase is primarily the result of an increase in accounts payable of $7.4 million and additional cash proceeds of $14.3 million from the April 23, 1998 recapitalization.

Cash provided by operating activities for the periods ended June 30, 1998 and June 30, 1997 were $12.9 million and $11.1 million, respectively. The major operating uses for these periods resulted from changes in accounts receivable, inventories, prepaid expenses and other current assets.

Cash used in investing activities for the period ended June 30, 1998 was $136.0 million as a result of the purchase of Omni-Pak and Affiliates (see Note 2 to theCondensed Combined Financial Statements).

Cash provided by financing activities for the period ended June 30, 1998 was $139.8 million. The cash was provided by the issuance of the senior debt of $218.5 million. The major uses of cash was the repurchase of approximately 543,000 shares of the Company for $58.7 million, dividends of $12 million and debt issuance costs in connection with the issuance of the Notes of $7.7 million. Dividends paid by the Company were $12.0 million through June 1998. The Company has elected S Corporation status for federal and state tax purpose, and other than the 1.5% state tax, income tax is paid by its shareholders. The Company distributes cash dividends to shareholders to pay federal and state taxes.

As described above, the Company issued $225 million of Notes due 2008, the net proceeds of which were approximately $211.1 million. Expenses related to the issuance of the Notes were approximately $7.7 million. The stated interest rate on the Notes is 11%. The Notes were issued at a discount of $6.6 million for an effective rate of approximately 11.5%. The indenture places certain limitations on incurrence of additional debt, acquisitions, investments and dividends.

Effective April 23, 1998 the Company entered into a new credit agreement (the "Acquisition Facility"), which provides for borrowings of up to $50 million under a line of credit through April 2003, of which no more than $10 million is available for working capital and general corporate purposes. Under the Acquisition Facility, borrowings bear interest at the Company's election either at the bank's prime rate plus certain margins, which range from 75 to 150 basis points or at LIBOR plus certain margins, which range from 200 to 275 basis points. The Acquisition Facility requires the Company to maintain financial ratios related to leverage, consolidated EBITDA, cash interest coverage and fixed charge coverage. In addition, the Acquisition Facility limits the amount of annual capital expenditures and cash dividends. Also, the Acquisition Facility places certain limitations on the ability of the Subsidiary Guarantors, D&F Industries Inc. ("D&F") and Raven d/b/a Omni- Pak , West Coast Sales and Dynamic Inc. ("Omni-Pak and Affiliates"), to make distributions to Global Health Sciences Inc. ("the Company"), although distributions to the Company to cover scheduled principal and interest payments on the Notes are expressly permitted.

The Company is in the process of replacing its computer software applications and systems. The new systems will accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The cost of the new systems is expected to approximate $1 million. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption of its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its suppliers. Failure by the Company's suppliers to be in compliance could have a material adverse effect to the Company.

All notice regarding forward looking statements other than the actual reported financial results and other historical information, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", and located elsewhere herein regarding Year 2000 compliance and its effects, if any, if the Company is unable to achieve such compliance, and the Company's operations, financial position, may constitute forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or the negative thereof or variations thereon or similar terminology. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct.

Part II - OTHER INFORMATION

Item 1.     Legal Proceedings

            On March 31, 1998, the Company was named as a defendant in an action originally filed on June 13, 1997 by John W. Rowles against Mr. Mark Hughes, Herbalife and an Herbalife distributor. The plaintiff alleges that a product manufactured by the Company for Herbalife was defective and unsafe for its intended use and caused harm to the plaintiff. The plaintiff is claiming an unspecified amount of damages, including a claim for punitive damages. The lawsuit is in its preliminary stages of discovery and an estimate of the range of loss, if any, cannot be made at this time. The Company believes, however, that liability, if any is incurred, will not be material to the Company's results of operations or financial condition. In addition, the Company has approximately $2 million in available product liability insurance.

Item 4.     None

Item 6.     Exhibits and Reports of Form 8-K

                                 EXHIBIT INDEX

EXHIBITS                                            DESCRIPTION                                              PAGE
---------  ----------------------------------------------------------------------------------------------  ---------
   2.1     Agreement and Plan of Reorganization dated as of April 23, 1998 by and among Global Health
           Sciences, Inc., Global Health Sub, Inc., Raven Sub, Inc., Raven Industries, Dynamic Sub, Inc.,
           Dynamic Products Inc, New West Coast Sales, Inc., West Coast Sales and Global Merger Sub, Inc.
   4.1     Indenture, dated as of April 23, 1998, by and among the Registrants and Chase Manhattan Bank and Trust Company, National Association, as trustee incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-52539 (the "S-4))
   4.2     Form of Notes (included in Exhibit 4.1)
   4.3     Guarantees of Global Health Sub, Inc., Raven Industries, Inc., Dynamic Products Inc., West
           Coast Sales and D&F Industries, Inc. under Indenture (included in Exhibit 4.1)
   4.4     Credit Agreement dated as of April 23, 1998 among Global Health Sub, Inc., Global Health
           Sciences, Inc., the Lenders party thereto, Citicorp USA, Inc., Citibank, N.A., and Bank of
           America NT&SA (incorporated by reference to Exhibit 4-5 of the S-4)
   4.5     Guaranty, Indemnity and Subordination Agreement dated as of April 23, 1998 among Global Health
           Sciences, Inc., D&F Industries, Inc., Raven Industries, Inc., Dynamic Products Inc. and West
           Coast Sales (incorporated by reference to Exhibit 4-6 of the S-4)
   4.6     Pledge and Security Agreement dated as of April 23, 1998 by and among Global Health Sub, Inc.,
           Global Health Sciences, Inc., D&F Industries, Inc., Raven Industries, Inc., Dynamic Products
           Inc., West Coast Sales and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-7 of the
           S-4)
  10.1     Employment Agreement dated as of April 23, 1998 by and between Global Health Sciences, Inc.
           and Richard D. Marconi (incorporated by reference to Exhibit 10.4 of the S-4)
  10.2     Employment Agreement dated as of April 23, 1998 by and between Global Health Sciences, Inc.
           and Paul M. Buxbaum (incorporated by reference to Exhibit 10.5 of the S-4)
  10.3     Employment Agreement dated as of April 23, 1998 by and between Global Health Sciences, Inc.
           and Donald J. Lewis (incorporated by reference to Exhibit 10.6 of the S-4)
  10.4     Consulting Agreement dated as of April 23, 1998 by and between Global Health Sciences, Inc.
           and BGA Consulting (incorporated by reference to Exhibit 10.7 of the S-4)
  10.5     Employment Agreement dated as of June 1, 1998 by and between Global Health Sciences, Inc. and
           Howard Simon (incorporated by reference to Exhibit 10.8 of the S-4)
  27       Financial Data Schedule for the quarter ended March 31, 1998, which is submitted electronically to the Commission for information only

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Date: September 17, 1998
                                       Global Health Sciences, Inc.
                                       Raven Industries, Inc.
                                       West Coast Sales
                                       Dynamic Products, Inc.
                                       D&F Industries, Inc.


                                       By:   /s/ Paul M. Buxbaum
                                          ----------------------
                                             Paul M. Buxbaum
                                               Chief Executive Officer


                                       By:   /s/ Donald J. Lewis
                                          ----------------------
                                             Donald J. Lewis
                                               Chief Financial Officer