Form 10-Q
period 1998-09-30
GLOBAL HEALTH SCIENCES INC
filed 1998-11-16
CIK 1060980

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------   --------------------


                        Commission file number 333-52534

                          GLOBAL HEALTH SCIENCES, INC.
             (Exact name of registrant as specified in its charter)


          CALIFORNIA                                       95-3267801
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

    Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

As of November 15, 1998...531,915 Shares of Global Health Sciences, Inc. Common Stock, par value $0.01 per share, were outstanding.

                             Additional Registrants



                                                                                                Address, including
                                                       Primary Standard     Commission             zip code and
  Exact name of       State or other                      Industrial         File No./           telephone number
  Registrant as       jurisdiction of       No. of      Classification     IRS Employer            area code of
 specified in its    Incorporation or       Shares        Code Number     Identification      registrant's principal
     Charter           organization      Outstanding                            No.             executive officer
------------------- -------------------- ------------- ------------------ ---------------- -----------------------------
Global Health
Sub., Inc....           California           100             2833             33-0801650       987 N. Enterprise St.
                                                                                               Orange, California 92867
                                                                                               (714) 633-2320

Raven Industries
Inc. ...
                        California           100             2833             33-0042849       987 N. Enterprise St.
                                                                                               Orange, California 92867
                                                                                               (714) 633-2320

West Coast Sales
Inc....                 California           100             2833             33-0554820       987 N. Enterprise St.
                                                                                               Orange, California 92867
                                                                                               (714) 633-2320

Dynamic Products ...
                        California           100             2833             33-023847        987 N. Enterprise Street
                                                                                               Orange, California 92867
                                                                                               (714) 633-2320

D&F Industries,
Inc. ...
                        California           100             2833             33-0801652       987 N. Enterprise Street
                                                                                               Orange, California 92867
                                                                                               (714) 633-2320


                          GLOBAL HEALTH SCIENCES, INC.

                                      INDEX


                                                                                   Page
                                                                                 Reference
                                                                               --------------
COVER PAGE.....................................................................     1

INDEX..........................................................................     3

PART I--FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets
               September 30, 1998 and December 31, 1997                             4

               Condensed Consolidated Statements of Income
               Three and Nine Months Ended September 30, 1998 and
               1997                                                                 5

               Condensed Consolidated Statements of Cash Flows
               Three and Nine Months Ended September 30, 1998 and 1997              6

               Notes to Condensed Consolidated Financial Statements                 7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 11


PART II--OTHER INFORMATION

     Item 1.   Legal Proceedings                                                   19

     Item 4.   Submission of Matters to a Vote of Security Holders                 19

     Item 6.   Exhibits and Reports on Form 8-K                                    19

SIGNATURES....................................................................     20


                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                 (In thousands)


                                                                                September 30,   December 31,
                                                                                    1998            1997
                                                                                 ----------     ------------

                                                    ASSETS
Current Assets:
    Cash and cash equivalents .................................................   $  22,768     $  3,768
    Accounts Receivable .......................................................       5,768        2,864
    Inventories ...............................................................      11,741        8,040
    Prepaid expenses and other current assets .................................       1,395           80
                                                                                 ----------     ------------
    Total current assets ......................................................      41,672       14,752
    Property and equipment, net ...............................................       5,862        1,983
    Intangibles and other assets, net .........................................     135,082           --
                                                                                 ----------     ------------
         Total ................................................................   $ 182,616     $  16,735
                                                                                 ----------     ------------
                                                                                 ----------     ------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
    Accounts Payable and accrued expenses .....................................   $  16,812     $   8,720
    Accrued Interest Payable ..................................................      10,863            --
    Line of credit ............................................................         --            420
                                                                                 ----------     ------------
    Total current liabilities .................................................      27,675        9,140
    Long-term debt ............................................................     218,667           --
                                                                                 ----------     ------------
         Total liabilities ....................................................     246,342        9,140
                                                                                 ----------     ------------
Commitments and contingencies

Stockholders' Equity (Deficit):
    Common Stock ..............................................................         473        1,026
    Retained earnings (deficit) ...............................................     (64,199)       6,569
                                                                                 ----------     ------------
    Total stockholders' equity (deficit) ......................................     (63,726)       7,595
                                                                                 ----------     ------------
         Total ................................................................   $ 182,616     $ 16,735
                                                                                 ----------     ------------
                                                                                 ----------     ------------


            See Notes to Condensed Consolidated Financial Statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                 (In thousands)



                                                                   Three Months Ended               Nine Months Ended
                                                              ------------------------------  ------------------------------
                                                              September 30,   September 30,     September 30,  September 30,
                                                                  1998            1997            1998            1997
                                                              --------------  --------------  --------------  --------------
Net Sales.................................................     $   42,452     $    21,964     $   106,382     $    63,322
Cost of Sales.............................................         30,072          13,866          74,039          40,373
                                                              --------------  --------------  --------------  --------------
Gross Profit..............................................         12,380           8,098          32,343          22,949
Selling, general and administrative expenses..............          3,456           1,963           8,123           5,203
Amortization of Intangibles...............................          6,701              --           8,973              --
                                                              --------------  --------------  --------------  --------------
Operating income..........................................          2,223           6,135          15,247          17,746
Interest expense, net.....................................          6,464             (20)         11,335             (68)
                                                              --------------  --------------  --------------  --------------
Income (loss) before income taxes.........................         (4,241)          6,155           3,912          17,814
Provision for state income taxes..........................             37              95             193             270
                                                              --------------  --------------  --------------  --------------
Net income (loss).........................................     $   (4,278)     $    6,060      $    3,719      $   17,544
                                                              --------------  --------------  --------------  --------------
                                                              --------------  --------------  --------------  --------------



            See Notes to Condensed Consolidated Financial Statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                 (In thousands)



                                                       Nine Months    Nine Months
                                                          Ended          Ended
                                                       September 30,  September 30,
                                                          1998           1997
                                                       ------------   ------------
Cash flows from operating activities:
Net income .........................................   $   3,719     $  17,544
Adjustments to reconcile net income to net cash
    Provided by (used in) operating activities:
Depreciation and amortization ......................       9,597           106
Change in assets and liabilities:
Increase (decrease) in:
Accounts receivable ................................          87          (775)
Inventories ........................................         316        (3,331)
Prepaid expenses and other current assets ..........        (921)          103
Accounts payable and accrued liabilities ...........      (1,388)        2,494
Accrued Interest ...................................      10,863            --
                                                       ------------   ------------
Net cash provided by operating activities ..........      22,273        16,141
                                                       ------------   ------------
Cash flows from investing activities:
Purchases of Property and equipment ................      (1,785)          (80)
Purchase of Omni-Pak and Affiliates,
net of cash acquired of $2,640 .....................    (135,227)          --
                                                       ------------   ------------
Net cash provided by (used in) investing activities     (137,012)          (80)
                                                       ------------   ------------
Net cash provided by (used in) financing activities:
Repurchase of common stock .........................     (62,575)          --
Dividends paid .....................................     (14,114)     (17,678)
Issuance of Notes Due 2008 .........................     218,502           --
Debt issue costs ...................................      (7,654)          --
Net repayment of line of credit ....................        (420)          --
                                                       ------------   ------------
Net cash provided by (used in) financing activities      133,739      (17,678)
                                                       ------------   ------------
Increase in cash ...................................      19,000       (1,617)
Cash at beginning of period ........................       3,768        4,571
                                                       ------------   ------------
Cash at end of period ..............................   $  22,768    $   2,954
                                                       ------------   ------------
                                                       ------------   ------------



            See Notes to Condensed Consolidated Financial Statements.

             Global Health Sciences, Inc. (Formerly D&F Industries)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - THE REORGANIZATION

    On April 23, 1998, D&F Industries ("D&F," the predecessor), Raven d/b/a Omni-Pak Industries ("Omni-Pak"), Dynamic Products Inc. ("Dynamic") and West Coast Sales ("West Coast") entered into a reorganization agreement pursuant to which (a) D&F changed its name to Global Health Sciences, Inc., (b) Global Health Sciences, Inc. formed a new subsidiary, Global Health Sub, Inc. ("Global Sub"), (c) Global Sub formed four new subsidiaries named D&F Industries, Inc. ("D&F Sub"), Raven Sub, Inc. ("Omni-Pak Merger Sub"), New West Coast Sales, Inc. ("West Coast Merger Sub") and Dynamic Sub, Inc. ("Dynamic Merger Sub"), (d) Global Health Sciences, Inc. transferred to D&F Sub all of its assets and liabilities except for its obligation under the 11% Senior Notes due 2008 (the "Notes") and the common stock of Global Sub, (e) Global Health Sciences, Inc. through Global Sub acquired Omni-Pak, Dynamic and West Coast (together referred to as Omni-Pak and Affiliates) from their respective shareholders for approximately $137.9 million in cash and expenses (the "Acquisition"), in transactions accounted for under the purchase method of accounting pursuant to the mergers of Omni-Pak Merger Sub and Omni-Pak (with Omni-Pak as the surviving corporation), Dynamic Merger Sub and Dynamic (with Dynamic as the surviving corporation), and West Coast Sub and West Coast (with West Coast as the surviving corporation) and (f) the shareholders of Global Health Sciences, Inc. received approximately $58.7 million in cash to repurchase approximately 543,000 outstanding shares from its stockholders (the "Recapitalization"). The above transactions were financed principally through the sale of $225 million in aggregate principal amount of the Notes, the net proceeds of which were approximately $210.8 million. The transactions described above are referred to as the "Reorganization." A complete description of the above transactions is contained within the Company's S-4 Registration Statement dated August 12, 1998. In connection with the Reorganization, BGA Consulting was paid a fee of $2.4 million by the D&F and the Omni-Pak and Affiliate stockholders. The Company's Chief Executive Officer, Mr. Paul Buxbaum, is the President of BGA Consulting.

    The financial statements presented for the 1997 periods are those of D&F. The statement of operations and cash flows for the interim periods ended September 30, 1998, include those of D&F through April 23, 1998, the date of the Reorganization and those of Global Health Sciences, Inc. (which include the operations of D&F and Omni-Pak and Affiliates), subsequent to April 23, 1998. The following is summarized pro forma operating results assuming that the Reorganization had occurred as of the beginning of the periods presented, including the effect of the Acquisition, the Recapitalization and the issuance of the Notes:


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                     ------------------------------ -----------------------------
                                                         1998            1997           1998            1997
                                                     --------------  -------------- --------------  -------------
Sales.............................................   $    42,452     $    45,256    $  137,152      $  131,045
Operating income..................................         2,223           6,829        11,720          16,956
Interest expense and other........................        (6,464)         (6,399)      (19,337)        (19,270)
Net income (loss).................................        (4,278)            225        (7,929)            641


             Global Health Sciences, Inc. (Formerly D&F Industries)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - THE REORGANIZATION (continued)

    Acquisition - The Acquisition has been accounted for under the purchase method of accounting. The purchase price consists of $136.9 million of cash and $1 million of estimated transaction costs and is being allocated to Omni-Pak and Affiliates assets and liabilities based on their respective values as of the closing date. Although the final allocation has not been determined, it is expected that substantially all of the excess of purchase price over the approximate $1.4 million of net asset value at the closing date, will be allocated to customer contracts, customer lists, goodwill and other intangibles.

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

    Acquisition Facility - Effective April 23, 1998, the Company entered into a new credit agreement (the "Acquisition Facility"), which provides for borrowings of up to $50 million under a line of credit through April 2003, of which no more than $10 million is available for working capital and general corporate purposes. Under the Acquisition Facility, borrowings bear interest at the Company's election either at the bank's prime rate plus certain margins, which range from 75 to 150 basis points or at LIBOR plus certain margins, which range from 200 to 275 basis points. The Acquisition Facility requires the Company to maintain consolidated financial ratios related to leverage, consolidated EBITDA, cash interest coverage and fixed charge coverage. In addition, the Acquisition Facility limits the amount of annual capital expenditures and cash dividends. Also, the Acquisition Facility places certain limitations on the ability of the Subsidiary Guarantors to make distributions to Global Health Sciences Inc., although distributions to the Company to cover scheduled principal and interest payments on the Notes are expressly permitted. There was no borrowing under the Acquisition Facility at September 30, 1998.

NOTE 2 - BASIS OF PRESENTATION

    General - The condensed consolidated financial statements as of, and for the periods ended September 30, 1998, include the accounts of Global Health Sciences, Inc. and its wholly-owned subsidiaries (together referred to herein as the "Company"). Global Health Sciences, Inc. is a holding Company with no independent operations other than its investments in its subsidiaries, principally D&F and Omni-Pak and Affiliates. Pursuant to the indenture, Global Health Sciences, Inc.'s subsidiaries (the "Subsidiary Guarantors"), have jointly and severally guaranteed the Notes on a full and unconditional basis. Separate financial statements related to the Subsidiary Guarantors are not included herein, as the management of Global Health Sciences, Inc. has determined that the separate financial statements of the Subsidiary Guarantors are not material to investors. All significant intercompany balances and transactions have been eliminated in consolidation.

    Interim Period Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

             Global Health Sciences, Inc. (Formerly D&F Industries)
      Notes to the Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

NOTE 3 - INVENTORIES

Inventories at September 30, 1998 consist of the following (amounts in thousands):


Raw materials         $  8,464
Work in process          1,640
Finished goods           1,637
                      -----------
                      $ 11,741
                      ------------
                      ------------



NOTE 4 - INTANGIBLES AND OTHER ASSETS

Other assets at September 30, 1998 consist of the following (amounts in thousands):


Goodwill and other intangibles, net        $127,511
Deferred financing costs, net                 7,571
                                          -----------
                                           $135,082
                                          ------------
                                          ------------


Accumulated amortization of goodwill and other intangibles was $8,973,000, and accumulated amortization of deferred financing costs was $359,000.

During the quarter ended September 30, 1998, the Company continued to perform a thorough analysis to determine the components of the purchase price and their respective lives. Although the analysis is still incomplete, the Company believes that a significant component of the purchase price will be allocated to customer contracts and customer lists. Such assets are expected to have a composite life of five years.

In addition, the Company has been assessing the appropriate amortization period for goodwill and has determined that the customer concentration creates a lack of certainty about the Company's ability to sustain its revenue stream beyond five years. The Company believes that an amortization period of five years for goodwill is appropriate and began using a five-year period for amortization of goodwill, effective July 1, 1998. The effect of the change in the quarter was to increase amortization expense by $3,294,000.

             Global Health Sciences, Inc. (Formerly D&F Industries)
      Notes to the Condensed Consolidated Financial Statements (Continued)

NOTE 5 - NEW ACCOUNTING STANDARDS

In September 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." Statement of Financial Accounting Standards ("SFAS") No. 130 establishes new standards for reporting and displaying comprehensive income, its components and accumulated balances. The statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. There are no adjustments between net income and comprehensive income for the periods presented.

In September 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company is required to adopt this statement as of December 31, 1998. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers. The Company has not analyzed the impact of adopting this statement.

In September 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement will be effective January 1, 2000. The Company has not yet analyzed the impact of adopting the statement.

NOTE 6 - COMMITMENTS & CONTIGENCIES

On March 31, 1998, the Company was named as a defendant in an action originally filed on September 13, 1997 by John W. Rowles against Mr. Mark Hughes, Herbalife and an Herbalife distributor. The plaintiff alleges that a product manufactured by the Company for Herbalife was defective and unsafe for its intended use and caused harm to the plaintiff. The plaintiff is claiming an unspecified amount of damages, including a claim for punitive damages. The lawsuit is in its preliminary stages of discovery and an estimate of the range of loss, if any, cannot be made at this time. The Company believes, however, that liability, if any is incurred, will not be material to the Company's results of operations or financial condition. In addition, the Company has appropriate product liability insurance.

NOTE 7  - REPURCHASE OF COMMON SHARES

In late September 1998, the Company repurchased 36,767 shares of its common stock for $3.9 million in cash.

NOTE 8  - ACQUISITIONS

In August 1998 the Company entered into a non-binding letter of intent to acquire certain assets of another manufacturer of dietary and nutritional supplement products. Negotiations for this transaction continue. In addition, in October 1998 the Company entered into a non-binding letter of intent to acquire a supplier of raw materials to the Company and other manufacturers. Both acquisitions are subject to, among other conditions, satisfactory completion of the Company's due diligence and the execution of definitive agreements. There can be no assurance that definitive agreements will be signed with either company or if either acquisition will be completed. However, the Company hopes to close the transactions by year end.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

    RESULTS OF OPERATIONS

Overview

Prior to its Reorganization Global Health Sciences Inc.'s (the "Company") operations were conducted by four subchapter S corporations: D&F Industries ("D&F"), Raven d/b/a Omni-Pak Industries, Dynamic Industries and West Coast Sales (Omni-Pak and Affiliates). Together these companies are one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. These companies develop specialty products for branded distribution companies, branded retailers, television marketing companies and network marketing organizations who then distribute such products throughout the world. These companies were reorganized in (the "Reorganization") to consolidate related and complementary business activities under one holding company, Global Health Sciences, Inc. (see note 1 to the financial statements). These companies (together the "Combined Companies") historically operated under common management and had a high degree of common ownership, customers and systems, including similar accounting and financial reporting systems. As subchapter S corporations, all federal and state income taxes (other than a minimum state income tax of 1.5%) for each of such corporations are paid directly by the shareholders. The Company makes quarterly distributions to its shareholders in order for such shareholders to pay their state and federal income taxes. In 1997, the effective income tax rate for the Company's shareholders was approximately 45%. The Company has historically distributed, and intends to continue to distribute, as a dividend to its shareholders amounts sufficient for the shareholders to pay their required income taxes.

The Combined Company's historical growth in sales and EBITDA has been primarily attributable to increased sales to Herbalife, the Combined Company's largest customer. Sales to Herbalife have increased from approximately $70. 5 million in fiscal year 1995, representing approximately 83% of the Combined Company's sales in that year, to approximately $137.6 million in fiscal year 1997, representing approximately 76% of the Combined Company's sales in that year. Due to the significant percentage of the Combined Company's sales attributable to Herbalife, fluctuations in Herbalife's inventory levels or inaccurate sales forecasting by Herbalife have had adverse effects on Combined Company sales in the past and could have adverse effects in the future. Effective January 1998, the Combined Company and Herbalife entered into three new three-year supply agreements. These agreements, among other items, provide prices discounted from the previous arrangements, (ii) allow Herbalife to purchase certain products from manufacturers other than the Combined Company, subject to minimum purchase requirements, and (iii) a right of termination without prior consent if Mr. Marconi ceases to own more than 50% of the capital stock of the Company or is no longer an executive officer of the Company and responsible for the day to day operations. The Combined Company's sales to Herbalife for the Nine months ended September 30, 1998 were approximately $84.1 million or 61% of total sales.

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

Results of Operations

The following tables summarize historical operating results for Global Health Sciences, Inc. (formerly D&F Industries Inc.) and display supplemental operating results for Omni-Pak and Affiliates for the periods prior to their acquisition on April 23, 1998, as well as supplemental combined operating results for the periods presented. In addition, supplemental sales and gross profit information is being presented for Global Health's operating subsidiaries D&F Industries, and Omni-Pak Industries and Affiliates. Management believes that the supplemental information is necessary for meaningful comparisons of period - to
- period operating results as such information is representative of the Company's underlying business and cash flows. As discussed herein, the Combined Company refers to the Supplemental Combined information presented in the accompanying tables.



                             Historical Information
                             (Amounts in thousands)

Statement of Income Data:
    (Three months ended September 30, 1998)


                                      Historical
                                   September 30,1998
                                    Global Health
                                      Sciences

Revenues ..........................   $ 42,452
Cost of Sales .....................     30,072
                                      --------
Gross Profit ......................     12,380
Selling, general and administrative      3,456
Amortization of intangibles assets       6,701
                                      --------
Operating income ..................      2,223
Interest expense, net .............      6,464
                                      --------
Loss before state taxes ...........     (4,241)
Provision for state income taxes ..         37
                                      --------
Net loss ..........................   $ (4,278)
                                      --------
                                      --------
EBITDA (2) ........................   $  9,165
EBITDA margin (2) .................       21.6%


                        Supplemental Combined Information
                             (Amounts in thousands)


Statement of Income Data:
    (Three months ended September 30, 1997)



                                                       Historical
                                                    September 30,1997        Historical
                                                      Global Health      September 30, 1997
                                                        Sciences             Omni-Pak &
                                                     (Formerly D&F)          Affiliates           Combined (1)
                                                   -------------------- --------------------- ---------------------
Revenues........................................ $          21,964     $         23,968      $         45,256
Cost of Sales...................................            13,866               15,223                28,413
                                                   -------------------- --------------------- ---------------------
Gross Profit....................................             8,098                8,745                16,843
Selling, general and administrative.............             1,963                1,226                 3,189
Amortization of intangibles assets..............                --                   --                    --
                                                   -------------------- --------------------- ---------------------
Operating income................................             6,135                7,519                13,654
Interest (income), net..........................               (20)                 (45)                  (65)
                                                   -------------------- --------------------- ---------------------
Income before state taxes.......................             6,155                7,564                13,719
Provision for state income taxes................                95                  110                   205
                                                   -------------------- --------------------- ---------------------
Net income...................................... $           6,060     $          7,454      $         13,514
                                                   -------------------- --------------------- ---------------------
                                                   -------------------- --------------------- ---------------------
EBITDA (2)                                                                                   $         13,782
EBITDA margin (2)                                                                                       30.2%


                        Supplemental Combined Information
                             (Amounts in thousands)

Statement of Income Data:
         (Nine months ended September 30, 1998)

                                      Historical         January 1, 1998
                                   September 30, 1998   to April 23, 1998
                                     Global Health         Omni-Pak &
                                       Sciences            Affiliates        Combined (1)
                                   -------------------  ------------------   ------------
Revenues ..........................    $106,382              $ 31,146          $137,152
Cost of Sales .....................      74,039                21,386            95,049
                                       --------              --------          --------
Gross Profit ......................      32,343                 9,760            42,103
Selling, general and administrative       8,123                 1,912            10,035
Amortization of intangible assets .       8,973                    --             8,973
                                       --------              --------          --------
Operating income ..................      15,247                 7,848            23,095
Interest (income) expense, net ....      11,335                   (42)           11,293
                                       --------              --------          --------
Income before state taxes .........       3,912                 7,890            11,802
Provision for state income taxes ..         193                   119               312
                                       --------              --------          --------
Net income ........................    $  3,719              $  7,771          $ 11,490
                                       --------              --------          --------
                                       --------              --------          --------
EBITDA (2) ........................                                            $ 32,737
EBITDA margin (2) .................                                               23.9%


Statement of Income Data:
    (Nine months ended September 30, 1997)

                                      Historical
                                   September 30, 1997      Historical
                                     Global Health     September 30, 1997
                                       Sciences            Omni-Pak &
                                     (Formerly D&F)        Affiliates          Combined (1)
                                   ------------------  -------------------     -------------
Revenues ..........................   $  63,322            $  68,808             $ 131,045
Cost of Sales .....................      40,373               44,951                84,239
                                      ---------            ---------             ---------
Gross Profit ......................      22,949               23,857                46,806
Selling, general and administrative       5,203                4,173                 9,376
                                      ---------            ---------             ---------
Operating income ..................      17,746               19,684                37,430
Interest (income), net ............         (68)                 (53)                 (121)
                                      ---------             ---------            ---------
Income before state taxes .........      17,814               19,737                37,551
Provision for state income taxes ..         270                  293                   563
                                      ---------             ---------             ---------
Net income ........................   $  17,544            $  19,444             $  36,988
                                      ---------             ---------             ---------
                                      ---------             ---------             ---------
EBITDA (2) ........................                                              $  37,806
EBITDA margin (2) .................                                                   28.9%


----------
(1)  Combined operating results are shown net of eliminating entries.

(2) EBITDA is defined as net income before interest income (expense), income taxes and depreciation and amortization. Management believes that EBITDA and EBITDA margin are measures commonly used by analysts and investors to determined a company's ability to service and incur debt. Accordingly, this information has been presented to permit a more complete analysis. However, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA margin is computed by dividing EBITDA by sales. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with general accepted accounting principles or as a measure of profitability or liquidity.

                        Supplemental Combined Information
                             (Amounts in thousands)


Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

    Sales. In the third quarter of 1998, sales decreased by $2.8 million or 6.2%, to $42.5 million compared to $45.3 million in the third quarter of 1997. Combined Company sales to Herbalife were $25.0 million in the third quarter of 1998 as compared to $36.7 million in the third quarter of 1997. Sales to the Combined Company's second largest customer, EAS, continue to grow with EAS' continued growth.

    Cost of sales and gross profit. Combined Company cost of sales increased by $1.7 million, or 6.0%, to $30.1 million in the third quarter of 1998 compared to $28.4 million in the third quarter of 1997. Cost of sales as a percentage of sales increased to 70.8% in the third quarter of 1998 compared to 62.8% in the third quarter of 1997, thereby decreasing the gross margin in the third quarter of 1998 to 29.2% from 37.2% in the third quarter of 1997. The reduction in gross margin principally was primarily due to price reductions given to Herbalife as a result of the new supply agreements. The balance of the margin decline resulted from changes in the Company's business mix.

    Selling, general, and administrative expenses. Combined Company selling, general and administrative expenses, excluding amortization of goodwill and other intangibles of $6.7 million in 1998, increased by $0.3 million to $3.5 million in the third quarter of 1998 compared to $3.2 million in the third quarter of 1997. As a percentage of sales, selling, general and administrative expenses (excluding amortization of goodwill and other intangibles) increased by 1.2% to 8.2% in the third quarter of 1998 as compared to 7.0% in the third quarter of 1997.

    Net income. Combined Company net income decreased by $17.8 million to a net loss of $4.3 million in the third quarter of 1998 compared to $13.5 million in the third quarter of 1997. This decrease resulted primarily from a $4.4 million decrease in gross margin, a $6.7 million increase in goodwill and other intangibles amortization expense and $6.6 million increase in interest expense.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

    Sales. In the first nine months of 1998, sales increased by $6.2 million or 4.7%, to $137.2 million compared to $131.0 million in the first nine months of 1997. Combined Company sales to Herbalife were $84.1 million in the first nine months of 1998, as compared to $98.6 million in the first nine months of 1997. Sales to the Combined Company's second largest customer, EAS, continue to grow with EAS' continued growth.

    Cost of sales and gross profit. Combined Company cost of sales increased by $10.9 million, or 12.9%, to $95.1 million in the first nine months of 1998 compared to $84.2 million in the first nine months of 1997. Cost of sales as a percentage of sales increased to 69.3% in the first nine months of 1998 compared to 64.3% in the first nine months of 1997, thereby decreasing the gross margin in the first nine months of 1998 to 30.7% from 35.7% in the first nine months of 1997. The reduction in gross margin was primarily due to price reductions given to Herbalife as a result of the new supply agreements.

    Selling, general, and administrative expenses. Selling, general and administrative expenses, for the Combined Company, excluding amortization of goodwill and other intangibles of $9.0 million in 1998, increased by $0.6 million to $10.0 million in the first nine months of 1998 compared to $9.4 million in the first nine months of 1997. As a percentage of sales, selling, general and administrative expenses (excluding amortization of goodwill and other intangibles) remained relatively constant at 7.3% compared to 7.2% in the first nine months of 1997.

    Net income. Combined Company net income decreased by $25.5 million to $11.5 million in the first nine months of 1998 compared to $37.0 million in the first nine months of 1997. This decrease resulted primarily from a $4.7 million decrease in gross margin, a $9.0 million increase in goodwill and other intangibles amortization expenses and a $11.4 million increase in interest expense.

Liquidity and Capital Resources

Cash and cash equivalents were $22.8 million at September 30, 1998 compared to $3.8 million ($9.0 million for the Combined Company) at December 31, 1997.

Cash provided by operating activities for the periods ended September 30, 1998 and September 30, 1997 were $22.3 million and $16.1 million, respectively. The increase is primarily the result of an increase in accounts payable of $2.3 million and an increase in accrued interest payable of $10.9. The major operating uses for these periods resulted from changes in accounts receivable, inventories, prepaid expenses and other current assets.

Cash used in investing activities for the period ended September 30, 1998 was $137.0 million as a result of the purchase of Omni-Pak and Affiliates (see Note 2 to the Condensed Combined Financial Statements) and purchases of property and equipment of $1.8 million.

Cash provided by financing activities for the period ended September 30, 1998 was $133.7 million. The cash was provided by the issuance of the senior debt of $218.5 million. The primary uses of cash included the repurchase of approximately 580,000 shares of the Company for $62.6 million, dividends of $14.1 million and debt issuance costs in connection with the issuance of the Notes of $7.7 million. Dividends paid by the Company were $14.1 million through September 1998. The Company has elected S Corporation status for federal and state tax purpose, and other than the 1.5% state tax, income tax is paid by its shareholders. The Company distributes cash dividends to shareholders to pay federal and state taxes.

In addition, the Company has been assessing the appropriate amortization period for goodwill and has determined that the customer concentration creates a lack of certainty about the Company's ability to sustain its revenue stream beyond five years. The Company believes that an amortization period of five years for goodwill is appropriate and began using a five-year period for amortization of goodwill, effective July 1, 1998. The effect of the change in the quarter was to increase amortization expense by $3,294,000.

The Company signed a ten-year lease for a new manufacturing facility in Anaheim, California. The facility is 300,000 square feet with an annual rental of $1,250,000.

In August 1998 the Company entered into a non-binding letter of intent to acquire certain assets of another manufacturer of dietary and nutritional supplement products. Negotiations for this transaction continue. In addition, in October 1998 the Company entered into a non-binding letter of intent to acquire a supplier of raw materials to the Company and other manufacturers. Both acquisitions are subject to, among other conditions, satisfactory completion of the Company's due diligence and the execution of definitive agreements. There can be no assurance that definitive agreements will be signed with either company or if either acquisition will be completed. However, the Company hopes to close the transactions by year end.

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

Statements which are not historical facts are forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are included under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein regarding Year 2000 compliance and its effects, if any, if the Company is unable to achieve such compliance and the Company's operations and financial position. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or the negative thereof or variations thereon or similar terminology. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement, including, with respect to Year 2000 compliance, if the cost of compliance exceeds our estimates or if the failure of the Company's suppliers to be Year 2000 compliant results in an adverse effect on the Company's operations. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct.

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         On March 31, 1998, the Company was named as a defendant in an action originally filed on September 13, 1997 by John W. Rowles against Mr. Mark Hughes, Herbalife and an Herbalife distributor. The plaintiff alleges that a product manufactured by the Company for Herbalife was defective and unsafe for its intended use and caused harm to the plaintiff. The plaintiff is claiming an unspecified amount of damages, including a claim for punitive damages. The lawsuit is in its preliminary stages of discovery and an estimate of the range of loss, if any, cannot be made at this time. The Company believes, however, that liability, if any is incurred, will not be material to the Company's results of operations or financial condition. In addition, the Company has approximately $2 million in available product liability insurance.

Item 4.  None

Item 6.  Exhibits

         Financial Data Schedule for the quarter ended September 30, 1998, which is submitted electronically to the Commission for information only.

                                 EXHIBIT INDEX

EXHIBITS                                            DESCRIPTION                                              PAGE
---------  ----------------------------------------------------------------------------------------------  ---------
   2.1     Agreement and Plan of Reorganization dated as of April 23, 1998 by and among Global Health
           Sciences, Inc., Global Health Sub, Inc., Raven Sub, Inc., Raven Industries, Dynamic Sub, Inc.,
           Dynamic Products Inc, New West Coast Sales, Inc., West Coast Sales and Global Merger Sub, Inc.
   4.1     Indenture, dated as of April 23, 1998, by and among the Registrants and Chase Manhattan Bank and Trust Company, National Association, as trustee incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-52539 (the "S-4))
   4.2     Form of Notes (included in Exhibit 4.1)
   4.3     Guarantees of Global Health Sub, Inc., Raven Industries, Inc., Dynamic Products Inc., West
           Coast Sales and D&F Industries, Inc. under Indenture (included in Exhibit 4.1)
   4.4     Credit Agreement dated as of April 23, 1998 among Global Health Sub, Inc., Global Health
           Sciences, Inc., the Lenders party thereto, Citicorp USA, Inc., Citibank, N.A., and Bank of
           America NT&SA (incorporated by reference to Exhibit 4-5 of the S-4)
   4.5     Guaranty, Indemnity and Subordination Agreement dated as of April 23, 1998 among Global Health
           Sciences, Inc., D&F Industries, Inc., Raven Industries, Inc., Dynamic Products Inc. and West
           Coast Sales (incorporated by reference to Exhibit 4-6 of the S-4)
   4.6     Pledge and Security Agreement dated as of April 23, 1998 by and among Global Health Sub, Inc.,
           Global Health Sciences, Inc., D&F Industries, Inc., Raven Industries, Inc., Dynamic Products
           Inc., West Coast Sales and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-7 of the
           S-4)
  10.1     Employment Agreement dated as of April 23, 1998 by and between Global Health Sciences, Inc.
           and Richard D. Marconi (incorporated by reference to Exhibit 10.4 of the S-4)
  10.2     Employment Agreement dated as of April 23, 1998 by and between Global Health Sciences, Inc.
           and Paul M. Buxbaum (incorporated by reference to Exhibit 10.5 of the S-4)
  10.3     Employment Agreement dated as of April 23, 1998 by and between Global Health Sciences, Inc.
           and Donald J. Lewis (incorporated by reference to Exhibit 10.6 of the S-4)
  10.4     Consulting Agreement dated as of April 23, 1998 by and between Global Health Sciences, Inc.
           and BGA Consulting (incorporated by reference to Exhibit 10.7 of the S-4)
  10.5     Employment Agreement dated as of June 1, 1998 by and between Global Health Sciences, Inc. and
           Howard Simon (incorporated by reference to Exhibit 10.8 of the S-4)
  27       Financial Data Schedule for the quarter ended September 30, 1998, which is submitted electronically to the Commission for information only

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Date: November 13, 1998
                                   Global Health Sciences, Inc.
                                   Raven Industries, Inc.
                                   West Coast Sales
                                   Dynamic Products, Inc.
                                   D&F Industries, Inc.


                                   By: /s/ Paul M. Buxbaum

                                   -------------------------------------
                                   Paul M. Buxbaum
                                   Chief Executive Officer


                                   By: /s/ Donald J. Lewis


                                   -------------------------------------
                                   Donald J. Lewis
                                   Chief Financial Officer