Form 10-K
GLOBAL HEALTH SCIENCES INC
filed 1999-03-18
CIK 1060980

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to
     ___________

                        COMMISSION FILE NUMBER: 333-52534

                          GLOBAL HEALTH SCIENCES, INC.


                 SEE PAGE 2 FOR A LIST OF ADDITIONAL REGISTRANTS

             (Exact Name of Registrant as Specified in its Charter)

          CALIFORNIA                                     95-3267801
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

              987 NORTH ENTERPRISE STREET, ORANGE, CALIFORNIA 92867
                                 (714) 633-2320


    (Address, Including Zip Code, and Telephone Number, Including Area Code,
                  of Registrant's Principal Executive Offices)


        Securities registered pursuant to Section 12(b) of the Act: None.


        Securities registered pursuant to Section 12(g) of the Act: None.


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] At March 15, 1999 the aggregate market value of the voting stock held by non-affiliates of the registrant was $0. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

On March 15, 1999 the registrant had outstanding 495,148 shares of common stock, par value $0.01 per share, which is the registrant's only class of common stock.

                                                       ADDITIONAL REGISTRANTS



                                                                                                         Address, including
                                                            Primary Standard        Commission              zip code and
 Exact name of         State or other                          Industrial            File No./            telephone number
  Registrant as        jurisdiction of         No. of        Classification        IRS Employer             area code of
 specified in its     Incorporation or         Shares          Code Number        Identification       registrant's principal
     Charter            Organization         Outstanding                                No.               Executive officer
-----------------     ----------------       -----------    ----------------      --------------       ----------------------
Global Health
Sub, Inc.                California             100               2833             33-0801650           987 N. Enterprise St.
                                                                                                        Orange, California 92867
                                                                                                        (714) 633-2320

Raven Industries,
Inc.                     California             100               2833             33-0042849           987 N. Enterprise St.
                                                                                                        Orange, California 92867
                                                                                                        (714) 633-2320

West Coast Sales
                         California             100               2833             33-0554820           987 N. Enterprise St.
                                                                                                        Orange, California 92867
                                                                                                        (714) 633-2320

Dynamic Products,        California             100               2833             33-023847            987 N. Enterprise St.
Inc.                                                                                                    Orange, California 92867
                                                                                                        (714) 633-2320

D&F Industries,
Inc.                     California             100               2833             33-0801652           987 N. Enterprise St.
                                                                                                        Orange, California 92867
                                                                                                        (714) 633-2320

                                     PART I


------------------------------------------------------------------------------

ITEM 1.  BUSINESS.

OVERVIEW

     Global Health Sciences, Inc. ("Global Health" or the "Company") is one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. The Company develops and manufactures vitamins, minerals, herbs, teas and other supplements in tablet, capsule and powder form in a variety of shapes, sizes, colors, flavors and textures designed to meet its customers' specifications. The Company supplies specialty products for branded distributors, branded retailers, television marketing companies and network marketing organizations who then distribute these products around the world. The Company controls the entire development process for the vast majority of its products from the initial market identification stage through formulation, manufacturing, label design and distribution to its customers. The Company believes that it has distinguished itself during its more than 20 years in the industry through its ability to develop products in anticipation of market trends, its superior customer service and its ability to produce a large variety of high quality products.

     The Company's products are sold to over 60 customers, including Herbalife International, Inc. ("Herbalife"), Natural Supplement Association, Inc. d/b/a Experimental and Applied Sciences ("EAS") and Metagenics, Inc. ("Metagenics"), who then distribute these products in over 35 countries. For the fiscal year ended December 31, 1998, sales to Herbalife represented approximately 61% of the Company's combined total sales. Since 1995, sales to non-Herbalife customers have grown from $14.8 million to $69.4 million in 1998. See "Business-Sales and Distribution."

RECENT ACQUISITION

     On December 11, 1998, the Company, through its wholly-owned subsidiary Global Health Sub, Inc. ("Global Sub"), acquired all of the outstanding shares of capital stock of American Ingredients Inc., a California corporation ("American"), pursuant to a Stock Purchase Agreement, dated as of December 11, 1998 (the "Stock Purchase Agreement"), between Global Sub and Arthur J. Salerno and Kathleen P. Salerno (the "Sellers"). American is a supplier of raw materials to the nutraceutical industry. American's principal offices are located in Anaheim, California.

     In accordance with the terms of the Stock Purchase Agreement, Global Sub purchased all of the outstanding shares of capital stock of American for a total purchase price of approximately $36,000,000 (which may be subject to further tax adjustments). Prior to the closing, the Sellers contributed to American substantially all of the assets of The AJS Company, a sole proprietorship of Arthur J. Salerno which was engaged in the business of acting as exclusive distributor for manufacturers of nutraceutical products in certain target markets. The purchase price was determined by the parties to the Stock Purchase Agreement based on arm's length negotiations. The purchase price was funded through a combination of the Company's available cash and borrowings under the Company's credit facility with Citibank, N.A.


PRODUCTS

     The Company manufactures on demand and on a large scale to its customers' specifications a highly diversified array of products in tablet, capsule, powder and liquid form. The Company's products may be divided in the following manner: herbal products; weight control; sports and performance nutrition; and special products.


     HERBAL PRODUCTS. Herbal products may be subdivided into herbal supplements and herbal teas.

               HERBAL SUPPLEMENTS. The Company's herbal supplements are sold to a number of the Company's customers and are intended to address certain physiological conditions such as bone and joint function, aging, visual acuity and prostate health. The Company's herbal supplements are sold primarily in the form of tablets and capsules. The Company also sells a number of aloe-based products primarily as liquids and gels. All liquid and gel products are subcontracted to other manufacturers. Common herbs used in the Company's formulations include St. John's wort, ginkgo biloba, echinacea, saw palmetto, garlic, schizandra berry extract, valerian root, kava kava, ginseng and lutein.

                  HERBAL TEAS. The Company manufactures herbal teas in a variety of flavors and with a number of different ingredients, including black (pekoe) or green tea, ginseng, guarana and other herbs for toning and cleansing, such as cardamon. These products are packaged primarily in jars.

     WEIGHT CONTROL. The Company's weight control products consist primarily of meal-replacement powders and various other dietary supplements designed to satisfy certain nutritional needs and to aid in appetite and weight control. The Company's weight control products provide a natural alternative for consumers who demand all-natural products in their dietary weight control regimen. Weight control products are sold primarily to Herbalife as well as to a number of other customers. The meal-replacement powders come in different flavors and combine any of various proteins, vitamins and minerals, polyunsaturated fats, carbohydrates, dietary fibers and herbs. Weight control products are also sold in the form of tablets and capsules and contain a variety of herbs, amino acids, natural fibers and nutrients. Many of the Company's products are bundled together as part of a full weight control program.

     SPORTS AND PERFORMANCE NUTRITION. The Company's sports and performance nutrition products represent the fastest-growing product segment for the Company. These products are formulated for and targeted to athletes, body builders and others who desire to improve their physical performance, physique, mental alertness and general well-being in conjunction with a fitness program. The products are sold to customers such as EAS and Bally's Total Fitness and consist of a variety of high protein powders, including those combined with carbohydrates and proper fats and/or enhanced with creatine or hydroxy methyl butyrate. Sports and performance nutrition products also include powders high in carbohydrates for rehydration, weight gain and quick energy, as well as tablets containing ginseng and other ingredients.

     SPECIAL PRODUCTS. The Company's special products represent a broad range of products and may be subdivided into the following categories:

               VITAMINS, MINERALS AND AMINO ACIDS. The Company manufactures and sells to a majority of its customers a number of vitamins, minerals and amino acids primarily in tablet and capsule form. The most common of such products is the Company's multivitamins/minerals, which provide a range of essential vitamins and minerals. The Company also manufactures natural multivitamins, such as water-soluble B-complex and various vitamin C sources, and multiminerals containing minerals such as calcium, magnesium, potassium, zinc, chromium and various trace minerals. The Company's amino acid products come in tablets, capsules and powders and consist of amino acids such as tyrosine, lysine and arginine and combinations thereof, and peptide specific peptidase, which is taken to increase the utilization of certain amino acids.

               COMBINATION PRODUCTS. A distinguishing characteristic of the Company is its ability to develop innovative products by adding herbs to various other ingredients to create products that combine the benefits of vitamins, minerals and herbal supplements. This practice allows the Company to meet a wide range of customer needs. The Company sells these combination products to a majority of its customers. These products generally come in tablets and capsules and represent a growing portion of the Company's sales.

               OTHER PRODUCTS. The Company manufactures other products in order to meet the specific requirements of certain customers including pet products and products intended to aid in the treatment of poisonings. These products currently account for a small but growing percentage of the Company's sales. The Company also manufactures over-the-counter ("OTC") drugs and pet products in solid and powder form. The Company subcontracts to other manufacturers its liquid, ointment and gel products, including aloe drinks, acne and arthritis creams, herbal shampoos and fish oil capsules.

PRODUCT DEVELOPMENT

     The Company continually monitors new and developing health and nutrition trends to anticipate its customers' needs and to introduce new products and reformulate existing ones. The Company's ability to design, develop and manufacture new products has enabled it to be a "one-stop shop" for most of its customers, alleviating the necessity of current and potential customers to seek out multiple manufacturers to fulfill product needs. This approach also creates a synergy between the Company and its customers in the development and enhancement of a customer's products or product lines.

     The Company will often begin its development process by identifying target groups with certain physiological needs (e.g., weight control or prostate health) and then develop a dietary supplement product to respond to such conditions. The Company also develops a product based on a newly discovered or unique raw material or on a new application of an existing raw material. After either identifying a target group or a new raw material, the Company will then develop a product in its pilot laboratory. The Company refines the new product in the pilot laboratory to ensure that it contains the proper mix of ingredients to respond to the physiological problem for which it has been designed or that it makes proper use of the new raw material. The Company also ensures that the new product can be manufactured on a large scale, in an economical and efficient manner and with satisfactory size, shape, color, solubility and shelf life. After developing the product, the Company will present the product to an appropriate customer who will, if interested, enter into an agreement with the Company for the right to, in most instances, exclusively distribute the new product in return for the obligation on the part of the customer to exclusively purchase such product from the Company.

     Another method of product development is the formulation of new or modified products in response to a customer's request. Customers will often approach the Company to request a product containing particular ingredients or a product designed for a specific condition. In response, the product development team will then develop a product for that customer that meets its particular specifications using the same development techniques discussed above.

     The Company's seven-member product development team, led by Mr. Richard D. Marconi, Chairman of the Board and President of the Company, includes a former NASA scientist who assisted in the development of a nutrition program for early space flights and a former member of the USDA's Human Nutrition Institute. The team is responsible for new product formulations, herbal and nutritional ingredient use and formulation safety. The Company maintains an extensive collection of literature on herbal remedies and products and the product development team keeps abreast of new developments by reviewing a wide variety of scientific and medical journals and attending industry, the U.S. Food and Drug Administration (the "FDA"), United States Pharmacopoeia Convention, Inc. ("USP") and other scientific seminars and conferences. The Company also maintains consulting arrangements with a number of well-respected scientists and other experts, some of whom participated in the drafting and passage of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). These scientists and other experts are also consulted periodically in order to identify new health trends prior to and during the development of new products.

MANUFACTURING AND PRODUCT QUALITY

     The Company believes that it has distinguished itself within the dietary and nutritional supplement industry through consistently manufacturing high quality products. All of the Company's products are manufactured and packaged at facilities located in Orange County, California, all of which are located within a ten-mile radius.

     The facilities include a 17,500 square foot facility that contains the Company's granulation plant and administrative offices. Equipment at the granulation plant includes wall ovens, fluid bed dryers and wet granulators. Equipment at the Company's 60,000 square foot tablet and capsule facility includes high speed tablet presses, encapsulating machines, large capacity blenders, a large hammermill, miscellaneous mills and oscillators and various coating machines and pans. The tablet and capsule facility also contains production offices and warehousing and receiving departments. Tablets and capsules manufactured by the Company are then packaged at a 38,000 square foot packaging facility. The Company's powder products are manufactured and packaged at a 44,000 square foot production facility that contains blending equipment consisting of three dual head can-filling lines, two dual head small bottle-filling lines and four automatic packaging lines. Raw materials for the

Company's powder products are received and prepared for blending at a 50,800 square foot facility from which the finished products are shipped to the Company's customers. The Company also maintains an additional warehousing facility totalling 22,000 square feet. In April 1998, the Company executed a lease on a 286,000 square foot building in Anaheim, California. This building, which is expected to be available for occupancy in May 1999, will allow the Company to consolidate three existing facilities for the manufacture of powder and tablet packaging. In connection with this occupancy, the Company will sublease 154,800 square feet of existing space. American occupies a 37,800 square foot facility for its manufacturing and warehouse activities. This facility also serves as the corporate office for American.

     The Company's manufacturing facilities are capable of producing over one billion capsules and tablets and over six million pounds of blended powder per month. These facilities are also capable of filling on a monthly basis approximately 1.2 million cans and large bottles, approximately 1.2 million small bottles and approximately 4.3 million packets. The Company custom manufactures all of its products to meet its customers' specifications and, as a result, maintains a very low finished goods inventory. The Company normally operates two work shifts, but has the capability to run three, if necessary, to meet its customers' needs.

     The Company's flexible manufacturing lines enable it to service its equipment without materially interrupting production by shifting output among various lines. Equipment servicing is generally completed in-house by employees of the Company. The Company has also designed modifications to its equipment to produce better quality products.

     The Company purchases its raw materials from several foreign and domestic third-party suppliers, one of which accounted for more than 10% of the Company's total purchases in 1998. Several of these raw materials are harvested on a seasonal basis. The Company's raw material needs are readily available from multiple suppliers and the Company is not dependent on any single supplier.

     The Company maintains a quality control department at each production facility, led by individuals with backgrounds in pharmacology and nutrition. Each product undergoes comprehensive quality control testing procedures in the Company's on-site quality control laboratories from the receipt of all incoming raw materials through the distribution of the finished product. Each laboratory contains equipment such as computerized liquid chromatographs, automatic spectrometers, dissolutioned testers, disintegration testers and each laboratory has complete microbiological testing capabilities. Incoming raw materials are subjected to numerous testing procedures, including liquid chromatography and infrared spectrophotometry, to ensure that the product is unadulterated and labeled correctly. Moreover, in order to easily identify the origin of the ingredients contained in its products and ensure traceability, the Company tracks each ingredient by assigning it a commodity number and lot number. Tablet products are frequently tested during the manufacturing process for friability, thickness, hardness and weight. In addition, periodically throughout production, quality control personnel will take samples to perform product assays. After a product is manufactured, it is subjected to stability, dissolution and potency tests. The Company's powder products are tested and sampled in the laboratory for proper mix and "taste and mouth-feel" to ensure correct color and consistency.

SALES AND DISTRIBUTION

     The Company's products are sold throughout the United States, Europe and Asia by over 60 customers, including Herbalife, EAS, Metagenics, Bally's Total Fitness, Rockwood Cosmetics and Nature's Life. Herbalife, which has been a customer of the Company since 1980, is the Company's largest customer. Products manufactured for Herbalife are specially formulated and packaged only for Herbalife's distribution channel and are not available through retailers. Sales to Herbalife represented 61%, 76% and, 74% of the Company's combined total sales in 1998, 1997 and 1996, respectively. Additionally, sales to EAS represented approximately 27% and 12.0% of the Company's combined sales in 1998 and 1997, respectively. Since 1995, sales to non-Herbalife customers have grown from $14.8 million to $69.4 million in 1998. The Company intends to expand its presence in the health food/retail market through such customers as EAS, in the growing direct television market through such customers as The Good Doctors, and in direct sales to fitness centers through Bally's Total Fitness. In addition, the Company plans to expand its sales in international markets by developing new customers and by supplying the needs of its existing customers in the growing markets of Europe, Latin America and Asia.

     In September 1997, D&F industries, Inc., a California corporation ("D&F"), Raven Industries, Inc. d/b/a Omni-Pak Industries, a California corporation ("Omni-Pak") and Dynamic Products, Inc., a California Corporation ("Dynamic") entered into separate three-year agreements with Herbalife replacing their previous agreements. Pursuant to these new agreements, Herbalife is required to purchase from each of D&F, Omni-Pak and Dynamic, respectively, any combination of products in an aggregate dollar amount equal to at least the sum of (i) 80% of the aggregate dollar amount of all purchases made by Herbalife of nutritional supplement products manufactured by the Company and by another supplier in accordance with a product formula developed by the Company and (ii) 40% of the aggregate dollar amount of all purchases made by Herbalife of independent nutritional supplement products manufactured by suppliers other than the Company. The agreements cover all products currently manufactured for Herbalife for distribution in the countries in which Herbalife currently distributes such products. The prices for the products purchased by Herbalife are fixed, subject to adjustment in the event of a variation (upwards or downwards) in excess of five percent in the aggregate actual cost of the raw materials used to manufacture the products supplied to Herbalife. The agreements also provide the Company with a right of first refusal to become the primary manufacturing source for Herbalife for certain new products developed by Herbalife for distribution in the countries in which Herbalife distributes products currently manufactured by the Company. Pursuant to the agreements, the Company transferred to Herbalife those formulas owned by the Company for all products manufactured by the Company exclusively for Herbalife at January 1998. In the event of a material breach of the agreement by either party, the breaching party has 60 days to cure such breach. If such breach is not cured within such period, the non-breaching party can terminate each agreement with 60 days' prior written notice. In addition, Herbalife may terminate any agreement if the Company fails to meet certain service level requirements or immediately following a change in control. A change in control is triggered in the event that, among other things, without the prior written consent of Herbalife, Mr. Marconi ceases to own more than 50% of the capital stock of the Company or if Mr. Marconi is no longer an executive officer of the Company and responsible for the day-to-day operations and management of the Company.

COMPETITION

     The dietary and nutritional supplement industry is highly fragmented. The industry includes (i) companies that produce products for specialty health and natural food stores, (ii) companies that manufacture products for the mass retail market and (iii) direct sales and mail order companies. There are numerous dietary and nutritional supplement manufacturers of general products, including Twin Laboratories, Inc., NBTY, Inc., Rexall Sundown, Inc. and Leiner Health Products Group Inc., some of which are larger and have resources greater than the Company.

EMPLOYEES

     At December 31, 1998, the Company employed approximately 500 persons. Of these employees, 77 are in executive or administrative capacities with the remaining employees in manufacturing, shipping and packaging positions. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be good.

     At December 31, 1998, the Company also utilized approximately 280 temporary employees. These employees are supplied to the Company by a temporary agency that maintains offices at the Company's manufacturing facilities. This enables the Company to utilize temporary employees to adjust staffing levels on a daily basis in response to fluctuations in demand or an unexpected increase in sales volume.

REGULATORY MATTERS

     The manufacturing, packaging, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the U.S. Federal Trade Commission ("FTC") and the U.S. Environmental Protection Agency ("EPA"), and various agencies of the states, localities and foreign countries in which the Company's products are sold. The FDA, pursuant to the Federal Food, Drug and Cosmetic Act (the "FFDC"), regulates the production, packaging, labeling and distribution of dietary and nutritional supplements. The FTC regulates the advertising of such products.

     The FFDC was recently amended by the DSHEA. The DSHEA created a new statutory framework governing the composition and labeling of dietary supplements. Under the DSHEA, "dietary supplements" are defined as any product (except tobacco) intended to supplement the diet that contains at least one of the following dietary ingredients: (i) a vitamin, (ii) a mineral, (iii) an herb or botanical, (iv) an amino acid, (v) other dietary ingredients for human use to supplement the diet or (vi) concentrates, metabolites, extracts or combinations of (i) through (v) above. Dietary ingredients meeting this definition are excluded from regulation as a food additive.

     Under the DSHEA, dietary ingredients that were on the market in the United States prior to October 15, 1994 may be sold without the FDA's pre-market approval and without notifying the FDA. The marketing of a product containing a new dietary ingredient (one not on the market prior to October 15, 1994) requires that: (i) it has been used as an article of food without being chemically altered or (ii) there is evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe and such evidence is supplied to the FDA at least 75 days before the initial use of any new dietary ingredient. There can be no assurance that the FDA will accept the evidence of prior use or safety presented for any new dietary ingredient that the Company may decide to use in the future and the FDA's refusal to accept any such evidence could result in a determination that either the product is adulterated or the product must be regulated as a food additive, which requires FDA approval prior to marketing. Under the DSHEA, the burden of proving the safety of the dietary supplement is shifted from the manufacturers to the FDA. The FDA may object only if a product or ingredient presents a "significant and unreasonable risk of illness or injury" or poses an imminent safety hazard.

     The DSHEA provides for specific nutrition labeling requirements for dietary supplements. The DSHEA permits the manufacturer of a dietary supplement to make substantiated, truthful and non-misleading "statements of nutritional support" with respect to the product, including an accurate description of how a nutrient affects the structure or function of the human body and a general description of well-being resulting from consumption of a dietary ingredient. The claim must be accompanied by a disclaimer stating that the product has not been evaluated by the FDA. There can be no assurance that the FDA will not determine that a given statement of nutritional support is not adequately substantiated, or is an unapproved drug claim rather than a statement of nutritional support. Either determination may entail costly and time-consuming clinical studies and may entail the deletion or modification of such statement. The FDA has finalized certain regulations to implement the labeling provisions of the DSHEA. Further FDA regulations may be proposed by the FDA in response to a report issued in November 1997 by the Commission on Dietary Supplement Labels which was established to provide recommendations on labeling claims for dietary supplements.

     The Company exercises significant control over the labeling of its customers' nutritional and dietary supplement products. The Company designs the "Nutrition Facts" box required by the National Labeling and Education Act of 1990 (the "NLEA") for its powdered products. The Company performs some review of the proposed structure/function claims made on the labels of the dietary supplement products for compliance with the DSHEA. Submission of these claims as required by the FFDC is the obligation of the Company's customers, but the Company does submit to the FDA labels for many of the dietary supplements that contain structure/function claims. Maintaining the substantiation for such claims as required under the FFDC is the obligation of the Company's customers. Similarly, the Company's customers are responsible for making the required submissions to the FDA for any new dietary ingredients.

     A number of the products sold by the Company, including some protein powders and any products labeled for meal replacement, are conventional foods as opposed to dietary supplements. The NLEA dictates the labeling claims permissible for such products, which are more limited in scope than those for dietary supplements. Some of the Company's products will require label revisions to comply.

     The DSHEA also allows the dissemination of third party literature to promote the sale of dietary supplements to consumers at retail or by mail order. Such literature, if distributed, must (i) not be false or misleading; (ii) not promote a particular manufacturer or brand; (iii) present a balanced view of the available information; and (iv) be physically separated from supplement products if displayed in a store.

     The DSHEA authorizes the FDA to promulgate good manufacturing practices ("GMPs") with respect to the manufacture of dietary supplements, to be modeled after the current GMPs applicable to food products. On February 6, 1997, the FDA published an advance notice of proposed rulemaking ("ANPR") in which it requested public comment concerning whether to adopt GMP regulations for dietary supplements. The comment period for this ANPR closed on May 7, 1997. The FDA is still reviewing comments before publication of final GMP regulations. The Company cannot predict in what form such regulations, if adopted, would be enacted. As with any new regulations, if adopted, the Company will take all necessary steps to attempt to comply with such new regulations.

     On September 23, 1997, the FDA issued final regulations reiterating the FDA's position that dietary supplements must maintain 100% of the declared value of added vitamins and minerals for the entire shelf life of the product. As with any new regulations, the Company will take all necessary steps to attempt to comply with such new regulations. During the past ten years, the Company has received four Form 483 notices following customary FDA inspections. These notices cited numerous GMP deficiencies including those relating to product labeling, product validation and testing, equipment and facility cleanliness and maintenance, personnel training, and recordkeeping. The FDA also previously issued two Warning Letters to the Company stating that products manufactured by the Company were adulterated because they were not manufactured in accordance with GMPs. In 1994, the Company paid $75,000 in settlement of a claim brought by a California state agency which concerned alleged violations of California food and drug laws. The Company believes that it is currently in material compliance with the California food and drug laws related to such claim.

     The NLEA prohibits the use of any health claim describing the relationship between a nutrient and a disease or health-related condition for foods, including dietary supplements, unless the claim is supported by significant scientific agreement and is approved by the FDA by regulation. Regulations promulgated by the FDA to date allow the use of health claims for dietary supplements only in connection with osteoporosis and the use of folic acid for neural tube defects. The NLEA also prohibits the use of most nutrient content descriptors ("high" or "low") unless the specific descriptor complies with the FDA regulations governing nutrient content claims. Under the recently enacted Food and Drug Administration Modernization Act of 1997, both health claims and nutrient claims are permitted to be made on the basis of authoritative statements of governmental bodies other than the FDA, so long as the FDA is notified of the claim and the authoritative statement and is presented with a balanced representation of the scientific literature concerning such claim.

     Certain of the Company's products are regulated as pet foods. The claims permitted by the FFDC for such products are more limited than those for human foods or dietary supplements, and such products are not included within the purview of the NLEA or the DSHEA. A company marketing such products must register its labels with state authorities. Other products sold by the Company are OTC drugs or veterinary drugs. The Company must register with the FDA and the State of California, provide drug listings annually and comply with current GMP requirements in the manufacture and record keeping relating to these products. To the extent that certain of the Company's products are sold with drug claims on their labels, those products would require inclusion as OTC drugs. The Company will be required to relabel and register some of its products accordingly. The Company also sells products regulated by the FDA as cosmetics, which must meet specified labeling requirements and minimum safety standards.

     The Company is also subject to regulation under various foreign, state and local laws that include provisions regulating, among other things, the marketing of dietary supplements and the operations of direct sales programs.

     The Company may be subject to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations favorable to the industry (such as the DSHEA), or more stringent interpretations of current laws or regulations. The FTC, for example, has actively investigated the dietary and nutritional supplement industry in the past few years, and certain of the Company's customers have signed consent orders which could, in the future, affect the volume of product that the customers will order from the Company. The Company cannot determine what effect future laws, regulations, guidance or policy of the FDA, when and if promulgated, will have on its business in the future. Such regulations may, however, among other things, require changes in manufacturing, expanded or different labeling for the Company's dietary and nutritional supplements, require the recall, reformulation, or discontinuance of certain products, or require scientific substantiation regarding ingredients, product claims or safety.

     The USP is a non-governmental, voluntary standard-setting organization. Its drug standards are incorporated by reference into the FFDC as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most prescription and non-prescription pharmaceuticals.

     The USP began adopting standards for vitamin and mineral dietary supplements in 1994. These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. These standards are codified in the USP Monographs and the USP Manufacturing Practices. In 1995, USP compliance included the standards for disintegration and dissolution. While USP standards for vitamins are voluntary, and not incorporated into federal law, customers of the Company may demand that products they are supplied meet these standards. Inaccurate label claims of compliance with the USP may expose a company to FDA scrutiny for such claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of the Company's vitamin products (excluding certain dietary supplements products for which no USP standards have been adopted) are formulated to comply with existing USP standards.

     Certain of the Company's products contain a Chinese herb known as "Ma Huang," which contains naturally occurring ephedrine. The Company estimates that these products accounted for approximately 4% of the Company's sales in the fiscal year ended December 31, 1998. Ma Huang has been the subject of certain adverse publicity in the United States and other countries relating to alleged harmful or adverse effects, including the deaths of several individuals.

     On April 10, 1996, the FDA issued a statement warning consumers not to purchase or consume dietary supplements containing ephedrine with labels portraying the products as apparent alternatives to illegal street drugs. None of the Company's products which contain Ma Huang are marketed for such purpose. The FDA explained that the products portrayed as alternatives to illegal street drugs pose significant health risks to consumers-dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures and death, and that the labels on such product claim or imply that they produce such effects as euphoria, increased sexual sensations, heightened awareness, increased energy and other effects. In August 1996, the FDA sent warning letters to several companies marketing such products as alternatives to street drugs, indicating that enforcement action with respect to such products may be initiated.

     In August 1996, the FDA convened a Food Advisory Committee meeting to review and make recommendations concerning the safety and appropriate labeling of dietary supplements containing Ma Huang. The FDA, after considering the differing views expressed at the Committee meeting, proposed regulations in June of 1997 that would require reduced dosages coupled with strict manufacturing standards, labeling restrictions and a prohibition against combining Ma Huang with body building or weight loss products and with other central nervous system stimulants such as caffeine. There can be no assurance that such regulations will not prohibit either the sale of dietary supplements containing Ma Huang in combination with any other ingredients or the sale of all dietary supplements containing any Ma Huang. The promulgation of such regulations could require the Company to reformulate and relabel substantially all of its Ma Huang products. There can be no assurance as to the final form or content of any FDA regulations concerning dietary supplements containing Ma Huang or as to the effect that any attendant adverse publicity or resulting reformulation and relabeling of the Company's products would have on the sale of such products.

     A number of foreign, state and local governmental entities limit ephedrine levels and require appropriate warnings on product labels, regulate products containing ephedrine as controlled substances or prohibit sales of products which contain Ma Huang by individuals other than licensed pharmacists. There are also federal, state and local proposals to broaden the regulation of, or otherwise limit or prohibit, the sale of products containing ephedrine.

         The Company's products containing Ma Huang may become subject to further federal, state, local or foreign laws or regulations, which could require the Company to: (i) reformulate its products with reduced ephedrine levels or with a substitute for Ma Huang and/or (ii) relabel its products with different warnings or revised directions for use. Even in the absence of further laws or regulations, the Company may elect to reformulate and/or relabel its products which contain Ma Huang. While the Company believes that its Ma Huang products could be reformulated and relabeled, there can be no assurance in that regard or that reformulation and/or relabeling would not have a material adverse effect on sales of such products.

ITEM 2.  PROPERTIES.

     The Company leases the following facilities in Orange County, California:
(i) a 38,000 square foot tablet and capsule packaging facility; (ii) a 60,000 square foot tablet and capsule manufacturing facility; (iii) a 17,500 square foot facility that includes a granulation plant and administrative offices; (iv) a 44,000 square foot powder production and packaging facility; (v) a 22,000 square foot warehouse; (vi) a 50,800 square foot facility which contains receiving, shipping and administrative departments; and (vii) a 37,800 square foot facility for corporate offices and warehousing for American.

     In April 1998, the Company executed a lease on a 286,000 square foot building in Anaheim, California. This building, which is expected to be available for occupancy in May 1999, will allow the Company to consolidate three existing facilities for the manufacture of powders and tablet packaging. In connection with this occupancy, the Company will sublease 154,800 square feet of existing space.

     The Company's leases have terms of three to ten years. In 1998, the Company paid an aggregate of approximately $1.9 million in rent on its facilities.

     The Company believes that its facilities and equipment are maintained in good operating condition.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is from time to time a party to lawsuits arising in the ordinary course of its business. The Company believes that the ultimate resolution of such pending matters will not materially and adversely affect the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no established public trading market for the Common Stock, which is the Company's only class of common equity. As of the date hereof, Mr. Richard
D. Marconi is the only holder of record of the Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     Mr. Marconi has granted Mr. Buxbaum an option to acquire up to 20% of the Common Stock currently owned by Mr. Marconi at the fair market value thereof on April 23, 1998. This option will vest over a period of years, the term of which has not yet been determined.

     Because the Company has elected S corporation status for federal and state income tax purposes, taxable income is passed through to the Company's shareholder. In 1997 and 1998, the Company distributed as a dividend to its shareholders amounts sufficient for the shareholders to pay their required taxes.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data for the Company and D&F (the "Predecessor") as of and for each of the five years ended December 31, 1998 and are derived from audited financial statements of the Company and the Predecessor. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, each of which is included elsewhere herein.


                                                                   (Dollars in Thousands)
                                            1994              1995              1996             1997              1998
                                            ----              ----              ----             ----              ----
STATEMENT OF OPERATIONS DATA:
  Sales                                     $68,679           $52,164           $73,523          $85,191           $146,741
  Cost of sales                              44,337            34,895            47,958           55,020            102,756
                                            -------           -------           -------          -------           --------
   Gross Profit                              24,342            17,269            25,565           30,171             43,985

  Selling, general and administrative
  expenses                                    9,325             5,462             6,347            7,088             28,263
                                            -------           -------           -------          -------           --------
  Operating income                           15,017            11,807            19,218           23,083             15,722
  Interest income (expense), net                 63                76                56               82            (17,842)
                                            -------           -------           -------          -------           --------
  Income (loss) before state income          15,080            11,883            19,274           23,165             (2,120)
  taxes

  State income taxes (a)                        257               137               280              350                203
                                            -------           -------           -------          -------           --------
  Net income (loss) (a)                     $14,823           $11,746           $18,994          $22,815            ($2,323)
                                            -------           -------           -------          -------           --------
                                            -------           -------           -------          -------           --------

BALANCE SHEET DATA
  Cash and cash equivalents                  $1,791            $4,474            $4,571           $3,768             $7,987
  Working Capital (deficit)                   2,696             3,258             4,048            5,612            (16,256)
  Total assets                               11,693            11,948            13,670           16,736            204,217
  Total debt                                    770               640               540              420            249,832
  Shareholders' equity (deficit)              4,639             5,170             6,328            7,596            (69,768)
OTHER DATA
  EBITDA (b)                                $15,268           $12,256           $19,722          $23,606            $32,661
  EBITDA Margin (b)                            22.2%             23.5%             26.8%            27.7%              22.3%
  Cash Flows Provided By:
    Operating activities                    $16,143           $14,447           $18,905          $21,090            $12,440
    Investing activities                     (2,139)             (420)             (871)            (226)          (172,960)
    Financing activities                    (17,490)          (11,344)          (17,936)         (21,667)           164,739
    Capital expenditures                      1,134               420               871              226              2,005
    Dividends (a) (b)                        17,380            11,214            17,836           21,547             14,114
    Depreciation and amortization               251               449               504              523             16,944

                  SELECTED SUPPLEMENTAL COMBINED FINANCIAL DATA

     The following table sets forth selected historical combined D&F and Omni-Pak and affiliates financial data ("Combined Financial Data") as of and for each of the five years ended December 31, 1998. The Combined Financial Data presents the combined group's historical operating results which, in the opinion of management, provide a more meaningful representation of the underlying business and cash flows. These entities were combined on April 23, 1998 to form Global Health and, prior to such date, were operated under common management and had a high degree of common ownership, customers and financial and operating systems. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements, each of which is included elsewhere herein.


                                                                   (Dollars in Thousands)
                                            1994              1995              1996             1997              1998
                                            ----              ----              ----             ----              ----
STATEMENT OF INCOME DATA:
  Sales                                   $116,173           $85,264           $144,735       $182,385           $177,511
  Cost of sales                             71,246            55,382             94,758        117,733            123,766
                                          ---------         --------           ---------      --------           --------
   Gross Profit                             44,927            29,882             49,977         64,652             53,745

  Selling, general and administrative
  expenses                                  12,322             8,246             11,203         13,019             30,175
                                          ---------         --------           ---------      --------           --------
  Operating income                          32,605            21,636             38,774         51,633             23,570
  Interest income (expense), net                80               144                162            279            (17,800)
                                          ---------         --------           ---------      --------           --------
  Income before state income taxes          32,685            21,780             38,936         51,912              5,770
  State income taxes (a)                       521               283                567            778                322
                                          ---------         --------           ---------      --------           --------
  Net income (a)                           $32,164           $21,497            $38,369        $51,134             $5,448
                                          ---------         --------           ---------      --------           --------
                                          ---------         --------           ---------      --------           --------

BALANCE SHEET DATA
  Cash and cash equivalents                 $4,065            $8,155            $7,079          $8,957             $7,987
  Working Capital                            5,972             6,601             6,901          12,032            (16,256)
  Total assets                              18,710            21,047            23,783          31,505            204,217
  Total debt                                   770               640               540             420            249,832
  Shareholders' equity (deficit)             9,102             9,789            11,498          16,643            (69,768)
OTHER DATA
  EBITDA (b)                               $33,084           $22,363           $39,676         $52,669          $  42,693
  EBITDA Margin (b)                           28.5%             26.2%             27.4%           28.9%              24.1%
  Cash flows provided by:
    Operating activities                    33,477            25,814            37,995          49,037             23,685
    Investing activities                    (2,650)             (786)           (2,311)         (1,050)          (172,960)
    Financing activities                   (31,065)          (20,939)          (36,760)        (46,109)           150,946
  Capital expenditures                       1,728               786             2,311           1,050              1,883
  Dividends (a) (b)                         34,565            20,808            36,660          45,989             27,931
  Depreciation and amortization                479               727               902           1,036             19,123


(a) The Company has elected S corporation status for federal and state income tax purposes, and other than a 1.5% state tax, taxable income is passed through to the Company's shareholder. The Company has historically distributed as a dividend to its shareholders amounts sufficient for the shareholders to pay their required taxes.

(b) EBITDA is defined as net income before interest income (expense), income taxes and depreciation and amortization. Management believes that EBITDA and EBITDA Margin are measures commonly used by analysts and investors to determine a company's ability to service and incur debt. Accordingly, this information has been presented to permit a more complete analysis. However, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA Margin is computed by dividing EBITDA by sales. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles (which is also presented in the accompanying table) or as a measure of profitability or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN.

OVERVIEW

     The Company, founded in 1978, is one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. The Company develops specialty products for branded distribution companies, branded retailers, television marketing companies and network marketing organizations who then distribute such products throughout the world.

     Prior to April 23, 1998, the Company's operations were conducted by four S corporations: D&F, Omni-Pak, Dynamic and West Coast Sales ("West Coast"). These companies were reorganized in the Reorganization (as defined below) to consolidate related and complementary business activities under one holding company, Global Health (formerly D&F). These companies historically operated under common management and had a high degree of common ownership, customers and systems, including similar accounting and financial reporting systems.

     Effective April 23, 1998, (i) D&F changed its name to Global Health Sciences, Inc., (ii) Global Health formed Global Sub, (iii) Global Sub formed D&F Industries, Inc. ("D&F Sub"), Raven Sub, Inc. ("Omni-Pak Merger Sub"), Dynamic Sub, Inc. ("Dynamic Merger Sub") and New West Coast Sales, Inc. ("West Coast Merger Sub"), (iv) Global Health transferred to D&F Sub all of its assets and liabilities except for its obligation under the Company's 11% Senior Notes due 2008 (the "Notes") and the capital stock of Global Sub, (v) Global Health acquired Omni-Pak and affiliates for approximately $137.9 million in cash and expenses, in transactions accounted for under the purchase method of accounting, pursuant to the mergers of Omni-Pak Merger Sub and Omni-Pak (with Omni-Pak as the surviving corporation), Dynamic Merger Sub and Dynamic (with Dynamic as the surviving corporation), and West Coast Merger Sub and West Coast (with West Coast as the surviving corporation) and
(vi) the shareholders of Global Health received approximately $58.7 million in cash in exchange for the cancellation of approximately 50% of the outstanding capital stock of Global Health (collectively, the "Reorganization").

     On December 11, 1998, the Company, through its wholly owned subsidiary, Global Sub, acquired American for approximately $36 million plus expenses. American is a supplier of raw materials to the nutraceutical industry with 1998 revenues of $29.5 million and pre-tax income of $4.4 million before payment of $6 million in one-time bonuses to key employees. The acquisition was financed with cash and borrowings under the Acquisition Facility (as defined herein).

     The Company's historical growth in sales and EBITDA has been primarily attributable to increased sales to Herbalife, the Company's largest customer. Combined sales to Herbalife have increased from approximately $70.5 million in fiscal year 1995, representing approximately 83% of the Company's combined sales in that year, to approximately $108.1 million in fiscal year 1998, representing approximately 61% of the combined Company's sales in that year. Due to the significant percentage of the Company's sales attributable to Herbalife, fluctuations in Herbalife's inventory levels or inaccurate sales forecasting by Herbalife have had adverse effects on Company sales in the past and could have adverse effects in the future. The Company and Herbalife entered into three-year supply agreements which extend through January 2001.

     The Company's cost of sales consists primarily of labor costs, materials and manufacturing overhead. The Company's selling, general and administrative expenses consist primarily of salaries and wages, sales commissions, professional fees and rent. The Company does not anticipate that as a percentage of sales, future selling, general and administrative expenses incurred in connection with implementing its growth strategy will be materially different from historical percentages. There can be no assurance, however, in this regard.

     In addition to the historical financial information and accompanying discussion and analysis presented below, supplemental combined historical financial information and accompanying discussion and are also presented because, in the opinion of management, such information provides a more meaningful representation of the Company's underlying business and cash flows.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     SALES. In 1998, sales increased by $61.5 million, or 72.2%, to $146.7 million compared to $85.2 million in 1997. The increase in sales primarily resulted from the impact of the Reorganization as the sales of Omni-Pak and affiliates are included in the consolidated results from April 23, 1998.

     COST OF SALES AND GROSS PROFIT. Cost of sales increased by $47.8 million, or 86.9%, to $102.8 million in 1998 compared to $55.0 million in 1997, while cost of sales as a percentage of sales increased to 70.1% in 1998 compared to 64.6% in 1997, thereby reducing gross margin in 1998 to 29.9% from 35.4% in 1997. The increase in cost of sales resulted from the increase in sales in 1998 compared to 1997, and the reduction in gross margin principally resulted from the change in the mix of business and the impact of the price reduction in the Herbalife supply agreement.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $21.2 million, or 298.6%, to $28.3 million in 1998 compared to $7.1 million in 1997. As a percentage of sales, selling, general and administrative expenses increased to 19.3% in 1998 compared to 8.3% in 1997. The increase in selling, general and administrative expenses primarily resulted from the impact of the Reorganization and an increase of $15.7 million in amortization of intangibles. The increase in selling, general and administrative expenses as a percentage of sales primarily resulted from the amortization of intangibles (10.7% of sales).

     NET INCOME (LOSS). Net income (loss) decreased by $25.1 million to a loss of $2.3 million in 1998 compared to net income of $22.8 million in 1997. This decrease resulted primarily from interest on senior debt ($17.8 million) and amortization of intangibles ($15.7 million).

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     SALES. In 1997, sales increased by $11.7 million, or 15.9%, to $85.2 million compared to $73.5 million in 1996. The increase in sales primarily resulted from the increase in sales to Herbalife arising from Herbalife's continued growth, particularly in Japan and Taiwan, and to an increase in Herbalife's inventory levels to support such growth.

     COST OF SALES AND GROSS PROFIT. Cost of sales increased by $7.1 million, or 14.6%, to $55.0 million in 1997 compared to $48.0 million in 1996, while cost of sales as a percentage of sales decreased to 64.6% in 1997 compared to 65.2% in 1996, thereby improving the gross margin in 1997 to 35.4% from 34.8% in 1996. The increase in cost of sales resulted from the increase in sales in 1997 compared to 1996, and the improvement in gross margin principally resulted from efficiency improvements in manufacturing operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.7 million, or 11.7%, to $7.1 million in 1997 compared to $6.3 million in 1996. As a percentage of sales, selling, general and administrative expenses decreased to 8.3% in 1997 compared to 8.6% in 1996. The increase in selling, general and administrative expenses primarily resulted from an increase in (i) commissioned sales, (ii) personnel costs to support growth in sales and (iii) product development costs. The reduction in selling, general and administrative expenses as a percentage of sales primarily resulted from economies of scale, as the Company's general and administrative expenses remained relatively constant despite the increase in sales.

     NET INCOME. Net income increased by $3.8 million, or 20.1%, to $22.8 million in 1997 compared to $19.0 million in 1996. This increase resulted primarily from the 15.9% increase in sales and a slight improvement in gross margin in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are for working capital, prospective acquisitions and capital expenditures. Prior to April 22, 1998, the Company financed its cash requirements through internally generated cash flow. The Company currently expects that its primary source of liquidity will be cash flow from operations and the Acquisition Facility.

     The Company is a party to a bank line of credit which provides for up to $75 million for acquisitions. It is secured by all of the assets of the Company and expires in April 2003. It includes a $10.0 million sublimit for working capital and general corporate purposes while all undrawn amounts are to be available for acquisitions permitted by the terms thereof (such line of credit, the "Acquisition Facility"). As of December 31, 1998, the Company had drawn $31 million to finance the acquisition of American. The Acquisition Facility requires the Company to maintain certain ratios of leverage, fixed charge coverage and interest coverage, all as defined. As of December 31, 1998 the Company was in violation of the leverage ratio. The issuing banks waived this requirement through March 31, 1999. While there can be no assurance about what actions, if any, the lenders may take after March 31, 1999, the Company does not expect the lenders to accelerate the maturity of the Acquisition Facility. Failure by the Company to make payment at maturity or to comply with any covenant of the Acquisition Facility that results in acceleration of the maturity of the Acquisition Facility would be an event of default on the Notes. Such acceleration and such event of default would have a material adverse effect on the Company. In addition, the Acquisition Facility gives the issuing banks discretion over the approval of acquisitions and limits capital expenditures to 3% of consolidated revenues.

     Cash provided by operating activities for the years ended December 31, 1998, 1997 and 1996, was $12.4 million, $21.1 million and $18.9 million, respectively. The major operating uses for these periods resulted from changes in accounts receivable, inventories and prepaid expenses and other current assets.

     Cash used in investing activities for the years ended December 31, 1998, 1997 and 1996 was $173 million, $0.2 million and $0.9 million, respectively. Investing activities consisted of the purchase of Omni-Pak and affiliates for $135.2 million and American for $36.3 million in 1998 and purchases of property and equipment in all three years.

     Cash provided by (used in) financing activities for the years ended December 31, 1998, 1997 and 1996 was $164.7 million, $(21.7) million and $(17.9)
million, respectively. The principal uses of cash for financing activities for the year ended December 31, 1998, was the repurchase of common shares for $62.6 million and dividends to shareholders in the amount of $14.1 million. The principal source of cash from financing activities in 1998 was the proceeds from the issuance of notes, net of issuance costs, of $210.8 million. The principal use of cash for financing activities for the years ended December 31, 1997 and 1996 was cash dividends paid to shareholders in the amounts of $21.5 million and $17.8 million, respectively.

COMBINED D&F, OMNI-PAK AND AFFILIATES RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     SALES. In 1998, sales decreased by $4.9 million, or 2.7%, to $177.5 million compared to $182.4 million in 1997. This decrease in sales primarily resulted from a decrease of approximately $29.5 million or 28.8%, to $108.1 million, in sales to Herbalife. The principal reasons for the decline relate to the price reduction from the Herbalife supply agreement, which took effect in January 1998 and the reduction in the Company's sales to Herbalife for resale in Russia and Japan. The decline was offset by an increase in sales to other customers of approximately $24.6 million, to $69.4 million, or 54.9%.

     COST OF SALES AND GROSS PROFIT. Cost of sales increased by $6.1 million, or 5.2%, to $123.8 million in 1998 compared to $117.7 million in 1997. Cost of sales as a percentage of sales increased to 69.7% in 1998 compared to 64.6% in 1997, thereby reducing the gross margin in 1998 to 30.3% from 35.4% in 1997. The increase in cost of sales resulted from changes in the Company's mix of business in 1998 compared to 1997. The decline in the Company's gross margin principally resulted from changes brought about by the Herbalife supply agreement and changes in the Company's mix of business.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $17.2 million, or 132.3%, to $30.2 million in 1998 compared to $13.0 million in 1997. As a percentage of sales, selling, general and administrative expenses were 17.0% in 1998 compared to 7.1% in 1997. The increase in selling, general and administrative expenses primarily resulted from an increase in amortization of intangibles ($15.7 million) resulting from the recapitalization. Intangibles are being amortized over five years. The increase in selling, general and administrative expenses as a percentage of sales primarily resulted from the impact of the amortization of intangibles, as the Company's general and administrative expenses remained relatively constant despite the decrease in sales.

     NET INCOME. Net income decreased by $45.7 million, or 89.4%, to $5.4 million in 1998 compared to $51.1 million in 1997. This decrease resulted primarily from the decrease in sales, a slight decrease in gross margin in 1998 and an increase in selling, general and administrative costs as a percentage of sales.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     SALES. In 1997, sales increased by $37.7 million, or 26.1%, to $182.4 million compared to $144.7 million in 1996. This increase in sales primarily resulted from an increase of (i) approximately $30.7 million or 28.8%, to $137.6 million, in sales to Herbalife arising from Herbalife's continued growth in foreign markets, particularly Japan and Taiwan, and an increase in its inventory levels to support such growth and (ii) approximately $7.0 million, or 18.3%, in sales to other customers, particularly in the sports and performance nutrition segment.

     COST OF SALES AND GROSS PROFIT. Cost of sales increased by $23.0 million, or 24.2%, to $117.7 million in 1997 compared to $94.8 million in 1996, while cost of sales as a percentage of sales decreased to 64.6% in 1997 compared to 65.5% in 1996, thereby improving the gross margin in 1997 to 35.4% from 34.5% in 1996. The increase in cost of sales resulted from the Company's increase in sales in 1997 compared to 1996. The improvement in the Company's gross margin principally resulted from efficiency improvements in manufacturing operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.8 million, or 16.2%, to $13.0 million in 1997 compared to $11.2 million in 1996. As a percentage of sales, selling, general and administrative expenses decreased to 7.1% in 1997 compared to 7.7% in 1996. The increase in selling, general and administrative expenses primarily resulted from an increase in (i) commissioned sales, (ii) personnel costs to support growth in sales and (iii) product development costs. The reduction in selling, general and administrative expenses as a percentage of sales primarily resulted from economies of scale, as the Company's general and administrative expenses remained relatively constant despite the increase in sales.

     NET INCOME. Net income increased by $12.8 million, or 33.3%, to $51.1 million in 1997 compared to $38.4 million in 1996. This increase resulted primarily from the 26.1% increase in sales, a slight improvement in gross margin in 1997 and a decrease in selling, general and administrative costs as a percentage of sales.

YEAR 2000 COMPLIANCE

     The Company is in the process of replacing its computer software applications and systems. The new systems will accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The cost of the new systems is expected to approximate $2 million. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption of its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its suppliers. Failure by the Company's suppliers to be in compliance could have a material adverse effect on the Company.

FORWARD-LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, risks associated with acquisitions, the financial condition of customers, non-renewal of contracts, government regulation, as well as operating risks, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company currently uses no material derivative financial instruments which expose the Company to significant market risk. However, the Company's cash flow, earnings and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at December 31, 1998 by expected maturity dates. Weighted average variable rates are based on rates in effect at December 31, 1998. These rates should not be considered a predictor of actual future interest rates.


                   December 99   December 00    December 01    December 02   December 03     Thereafter          Total    Fair Value
Senior Notes
Average(1)                $0            $0             $0             $0             $0       $225,000       $225,000       $146,250


Interest Rate           11.5%         11.5%          11.5%          11.5%          11.5%          11.5%          11.5%

Bank Line (2)        $31,000                                                                                  $31,000        $31,000
Average
Interest Rate           8.25%         8.25%          8.25%          8.25%          8.25%          8.25%          8.25%



(1) The interest rate is fixed at 11%; original issue discount increases the effective rate to 11.5%. Fair value is based on quoted prices as of December 31, 1998.

(2) Consists of debt under which interest rates will fluctuate based on changes in the prime rate or LIBOR. The initial term of the Acquisition Facility expires in April 2003. However, as of December 31, 1998, the Company was in violation of the leverage ratio. The issuing banks waived this requirement through March 31, 1999. While there can be no assurance about what actions, if any, the lenders may take after March 31, 1999, the Company does not expect the lenders to accelerate the maturity of the Acquisition Facility. Failure by the Company to make payment at maturity or to comply with any covenant of the Acquisition Facility that results in acceleration of the maturity of the Acquisition Facility would be an event of default on the Notes. Such acceleration and such event of default would have a material adverse effect on the Company. In addition, the Acquisition Facility gives the issuing banks discretion over the approval of acquisitions and limits capital expenditures to 3% of consolidated revenues.


In making its determination as to the balance of fixed and variable rate debt, the Company considers the interest rate environment (including interest rate trends), borrowing alternatives and relative pricing. The Company periodically monitors the balance of fixed and variable rate debt and can make appropriate corrections either pursuant to the terms of debt agreements or through the use of swaps and other financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See attached financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table identifies each of the directors, executive officers and key personnel of the Company. Each director is elected at the annual meeting of shareholders to serve until the next annual meeting or until his successor is elected or appointed.


NAME                                                        AGE                                 POSITION
----                                                        ---                                 --------
 Richard D. Marconi1                                         64             Chairman of the Board and President

 Paul M. Buxbaum1                                            43             Chief Executive Officer and Director

 Donald J. Lewis1                                            48             Chief Financial Officer, Senior Vice
                                                                            President and Director

 Howard L. Simon                                             55             Chief Operating Officer and Senior Vice
                                                                            President

 Arthur J. Salerno                                           58             President of American Ingredients, Inc.

 Sen. Dennis DeConcini                                       61             Director

 Brad Gates                                                  59             Director


MR. RICHARD D. MARCONI co-founded the Company in 1978 and is the Chairman of the Board of Directors and President, as well as the Company's sole stockholder. Mr. Marconi has been in the food supplement and pharmaceutical industries for over 40 years. Mr. Marconi is a director of American Health Sciences, Inc. and is Chairman of the Marconi Foundation for Kids.

MR. PAUL M. BUXBAUM became Chief Executive Officer of the Company on April 23, 1998. Prior thereto, Mr. Buxbaum was Chief Executive Officer of The Buxbaum Group, a consumer products consulting group, specializing in asset evaluations for lending institutions, crisis management services, inventory acquisitions and bankruptcy liquidations. Since 1993, Mr. Buxbaum has served as Chairman of the Board of Ames Department Stores, Inc. of Rocky Hill, Connecticut and since 1997 he has served as a director of Lamonts Apparel, Inc. From 1995 through 1998 Mr. Buxbaum has served as a director of Richmond Gordman 1/2 Price Stores of Omaha, Nebraska. From 1991 through 1996, Mr. Buxbaum served on the Board of Directors of Herbalife and in 1997 served as Chairman of the Board of Jay Jacobs Stores of Seattle, Washington.

MR. DONALD J. LEWIS entered into a consulting arrangement with the Company in February 1998 and became Chief Financial Officer and Senior Vice President on April 23, 1998. Prior to joining the Company, Mr. Lewis was Chief Financial Officer of Visy Industries (U.S.A.), Inc. from 1995 to 1998 and was an audit partner with Arthur Andersen & Co. from 1984 to 1995.

MR. HOWARD L. SIMON has been Chief Operating Officer and Senior Vice President of the Company since June 1998. Prior thereto, Mr. Simon was President of Cosmetic Group USA LLC from September 1997 to May 1998 and Chief Operating Officer of Cosmetic Group USA, Inc. from January 1994 to August 1997.

--------
1. Mr. Marconi is also a director, Chairman of the Board and President of each of Global Sub, D&F, Omni-Pak, Dynamic and West Coast Sales (the "Subsidiaries"); Mr. Buxbaum is also a director and the Chief Executive Officer of each of the Subsidiaries; and Mr. Lewis is also a director, the Chief Financial Officer and Senior Vice President of each of the Subsidiaries.

MR. ARTHUR J. SALERNO has been President and Chief Executive Officer of American since 1984. Mr. Salerno became an officer in connection with the acquisition of American.

SENATOR DENNIS DECONCINI became a member of the Board of Directors of the Company on April 23, 1998. From January 1977 through January 1995, Senator DeConcini served as a United States Senator from Arizona. During his senatorial term, Senator DeConcini served as a member of the Appropriations Committee and the Judiciary Committee. Senator DeConcini is a member of the board of directors of the Federal Home Loan Mortgage Corporation, the Schuff Steel Company, Safe T Lock Incorporator and RDL Commercial Technologies Corporation.

MR. BRAD GATES became a member of the Board of Directors of the Company on April 23, 1998. From January 1975 to January 1999, Mr. Gates served as Sheriff of Orange County, California. Mr. Gates currently serves on the boards of directors of the Orange County Council of the Boy Scouts of America, the Drug Abuse is Life Abuse Foundation and the eTrak Corporation. In addition, Mr. Gates is a member of various civic and professional organizations.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and non-cash compensation for 1998 and 1997 awarded to or earned by the Chief Executive Officer and the other executive officers as of December 31, 1998, for services rendered to the Company and the Subsidiaries.

                                                                                      ANNUAL
                                                                                   COMPENSATION

NAME AND PRINCIPAL POSITION                               YEAR                 SALARY              BONUS         COMPENSATION

Richard D. Marconi....................................    1998                $2,035,896              -             $83,990(1)
 President and Chairman                                   1997                 2,000,000              -             122,483(2)

Paul M. Buxbaum(3)....................................    1998                   311,538              -             285,428(4)
 Chief Executive Officer                                  1997                         -              -                   -

Donald J. Lewis(3)....................................    1998                   196,269              -               7,650(5)
 Chief Financial Officer                                  1997                         -              -                   -
 and Senior Vice President

Howard L. Simon(3)....................................    1998                   129,808              -               5,950(6)
 Chief Operating Officer                                  1997                         -              -                   -
 and Senior Vice President

------------------------------------

1. Includes a $5,000 matching contribution to Mr. Marconi's 401(k) Plan, a $26,400 car allowance and $52,590 representing automobile lease payments paid by the Company.

2. Includes a $4,750 matching contribution to Mr. Marconi's 401(k) Plan, a $14,400 car allowance, $52,590 representing automobile lease payments paid by the Company and $50,753 representing insurance payments paid by the Company.

3. Each of Mr. Buxbaum, Mr. Lewis and Mr. Simon commenced employment with the Company in 1998.

4. Includes $277,778 paid to BGA Consulting, a company of which Mr. Buxbaum is president, and a $7,650 automobile allowance.

5.   Car allowance.

6.   Car allowance

     Non-employee directors of the Company are paid a monthly fee of $2,000. Employee directors are not separately compensated for their services as a director of the Company. No benefit plan or similar compensation existed for any of the persons named above at December 31, 1998. The Company intends to adopt a share incentive plan in order to provide incentives to attract, retain and motivate highly competent persons as executive management, employees and directors of the Company and of any affiliate thereof. This plan will provide such persons with opportunities to acquire shares of common stock of Global Health, or to receive monetary payments based on the value of such shares pursuant to certain benefits. Benefits under the plan will be available for grant in any one or a combination of stock options, stock appreciation rights, stock awards, performance awards and stock units.

EMPLOYMENT AND CONSULTING AGREEMENTS

     Upon consummation of the Reorganization, the Company entered into employment agreements with Mr. Marconi, Mr. Paul M. Buxbaum and Mr. Donald J. Lewis to serve as President, Chief Executive Officer and Chief Financial Officer and Senior Vice President, respectively, of the Company.

     The employment agreement with Mr. Marconi provides that he is employed as President of the Company for a term of five years, renewable upon 90 days' prior notice by the Company to Mr. Marconi. The agreement provides for a base salary of $2 million and an annual bonus to be determined by the Board of Directors of the Company to the extent the Company's EBITDA exceeds $50 million in any year during the term of the Agreement, which amount can be up to 15% of the amount by which EBITDA in such year exceeds $50 million. Upon a change of control (as defined therein), Mr. Marconi has the right to terminate his employment. In such event, the Company would be required to pay Mr. Marconi his pro rated base salary and bonus (if one was received the year prior to termination) at the time of termination plus one year severance pay equal to his annual salary. The agreement also provides that Mr. Marconi will serve as Chairman of the Board of Directors of the Company.

     The employment agreement with Mr. Buxbaum provides that he is employed as Chief Executive Officer of the Company for a term of three years, renewable upon 90 days' prior notice by the Company to Mr. Buxbaum. The agreement provides for a base salary of $450,000 and an annual bonus to be determined by the Board of Directors of the Company. Upon a change of control (as defined therein), Mr. Buxbaum has the right to terminate his employment. In such event, the Company would be required to pay Mr. Buxbaum his pro rated base salary and bonus (if one was received the year prior to termination) at the time of termination plus one year severance pay equal to his annual salary. In addition, Mr. Marconi has agreed to grant to Mr. Buxbaum an option to acquire up to 20% of the common stock of the Company owned by Mr. Marconi on the Original Issue Date at the fair market value thereof as of the Original Issue Date.

     The employment agreement with Mr. Lewis provides that he is employed as Chief Financial Officer and Senior Vice President of the Company for a term of three years, renewable upon 90 days' prior notice by the Company to Mr. Lewis. The agreement provides for a base salary of $225,000 and an annual bonus to be determined by the Board of Directors of the Company. Upon a change of control (as defined therein), Mr. Lewis has the right to terminate his employment. In such event, the Company would be required to pay Mr. Lewis his pro rated base salary and bonus (if one was received the year prior to termination) at the time of termination plus one year severance pay equal to his annual salary.

     In June 1998, the Company entered into an employment agreement with Mr. Howard L. Simon to serve as Chief Operating Officer of the Company for a term of three years, renewable upon 90 days prior notice by the Company to Mr. Simon. The agreement provides for a base salary of $225,000 and an annual bonus to be determined by the Board of Directors of the Company. Upon a change in control (as defined therein), Mr. Simon has the right to terminate his employment. In such event, the Company would be required to pay Mr. Simon his pro rated base salary and bonus (if one was received in the year prior to termination) at the time of termination plus one year's severance pay equal to his annual salary.

     In December 1998, the Company entered into an employment agreement with Mr. Arthur J. Salerno to serve as President of American. The employment agreement with Mr. Salerno provides that he is employed as President of American for a term of three years. The agreement provides for a base salary of $300,000 and an annual bonus to be determined by the Board of Directors of the Company. If the Company terminates Mr. Salerno (other than for cause) he is entitled to his base salary for the remainder of the term, less any compensation he would receive from a successor employer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to the ownership of the outstanding common stock of the Company (the "Common Stock"), as of the date hereof, by each person known to the Company to own beneficially more than 5% of the Common Stock outstanding on that date. No other person owns any Common Stock.(1)

                                                                       AMOUNT AND
                                                                       NATURE OF
                               NAME AND ADDRESS OF                     BENEFICIAL            PERCENT OF           TOTAL VOTING
TITLE OF CLASS                    BENEFICIAL OWNER                     OWNERSHIP               CLASS                 POWER
--------------                 -------------------                     ----------            ----------
Common Stock                   Richard D. Marconi                       495,1481                100%                  100%
                               Global Health Sciences, Inc.
                               987 N. Enterprise Street
                               Orange, California  92867



---------------------------
(1) Mr. Marconi has granted Mr. Buxbaum an option to acquire up to 20% of the Common Stock currently owned by Mr. Marconi at the fair market value thereof on April 23, 1998. This option will vest over a period of years, the term of which has not yet been determined.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     A portion of the proceeds of the Company's offering (the "Notes Offering") of the Notes was used by the Company to acquire all outstanding shares of Omni-Pak and Dynamic owned by Mr. Mark Hughes, Chairman and Chief Executive Officer of Herbalife, pursuant to the Reorganization. Herbalife accounted for 61% of the Company's sales in 1998.

     The facility containing the Company's corporate headquarters and granulation factory is leased by the Company pursuant to the terms of a three-year lease agreement by and among the Company, Mr. Marconi and certain other persons. The base rent is approximately $7,000 per month. Mr. Marconi owns shares in American Health Sciences, Inc. ("American Health Sciences"), a privately held company and customer of D&F. Aggregate sales to American Health Sciences in 1998 were approximately $673,000.

     The Company engaged BGA Consulting in April 1998 to perform certain consulting services relating to the operation of the Company. The consulting agreement has a three-year term and provides for an annual consulting fee of $400,000. In addition, in consideration for its services to the Company in connection with the Notes Offering and the Reorganization, BGA Consulting received directly from the Company's shareholders at the time of the Reorganization, a fee equal to approximately $2.4 million. The Company also employed BGA Consulting to assist in financial due diligence relating to two proposed acquisitions and paid BGA Consulting $39,407 in consideration of such services. Mr. Buxbaum is the President of BGA Consulting.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 1999.


                                                 GLOBAL HEALTH SCIENCES, INC.
                                                 GLOBAL HEALTH SUB, INC.
                                                 RAVEN INDUSTRIES, INC.
                                                 WEST COAST SALES
                                                 DYNAMIC PRODUCTS, INC.
                                                 D&F INDUSTRIES, INC.


                                                 By: /S/ PAUL M. BUXBAUM
                                                     ---------------------------
                                                 Name:  Paul M. Buxbaum
                                                 Title: Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


           SIGNATURE                                        TITLE                                   DATE
 /S/ DONALD J. LEWIS                    Chief Financial Officer, Senior Vice President and     March 17, 1999
--------------------                    Director (Principal Financial Officer and Principal
    Donald J. Lewis                     Accounting Officer) of Global Health Sciences,
                                        Inc. and each of the Subsidiaries


 /S/ RICHARD D. MARCONI                 President, Chairman of the Board and Director of       March 17, 1999
-----------------------                 Global Health Sciences, Inc. and each of the
     Richard D. Marconi                 Subsidiaries


 /S/ DENNIS DECONCINI                   Director of Global Health Sciences, Inc.               March 17, 1999
---------------------
     Dennis DeConcini

 /S/ BRADLEY GATES                      Director of Global Health Sciences, Inc.               March 17, 1999
------------------
     Bradley Gates

 /S/ PAUL M. BUXBAUM                    Chief Executive Officer and Director (Principal        March 17, 1999
--------------------                    Executive Officer) of Global Health Sciences, Inc.
     Paul M. Buxbaum                    and each of the Subsidiaries.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)  LIST OF FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
          EXHIBITS:

          FINANCIAL STATEMENTS:

          The financial statements required to be filed hereunder are listed on page F-1 hereof.

          FINANCIAL STATEMENT SCHEDULES:

          The financial statement schedules required to be filed hereunder are listed on page F-1 hereof.


EXHIBITS:

EXHIBIT
NUMBER  DESCRIPTION
------- -----------
2.1     Agreement and Plan of Reorganization dated as of April 23, 1998 by and among Global Health Sciences, Inc., Global Health Sub, Inc., Raven Sub,
        Inc., Raven Industries, Dynamic Sub, Inc., Dynamic Products Inc, New
        West Coast Sales, Inc., West Coast Sales and Global Merger Sub, Inc.
        (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-4 (File No. 333-52539 (the "S-4"))
2.2     Stock Purchase Agreement, dated as of December 11, 1998, by and among
        Global Health Sub, Inc., Arthur J. Salerno and Kathleen P. Salerno
        (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on December 23, 1998)
        3.1(i) Articles of Incorporation of Global Health Sciences, Inc.
        (incorporated by reference to Exhibit 3.1(i) to the S-4)
3.1(ii) Articles of Incorporation of Global Health Sub, Inc. (incorporated by reference to Exhibit 3.1(ii) to the S-4)
3.1(iii)Articles of Incorporation of Raven Industries, Inc. (incorporated by reference to Exhibit 3.1(iii) to the S-4)
3.1(iv) Articles of Incorporation of Dynamic Products Inc. (incorporated by reference to Exhibit 3.1(iv) to the S-4)
3.1(v)  Articles of Incorporation of West Coast Sales (incorporated by reference to Exhibit 3.1(v) to the S-4)
3.1(vi) Articles of Incorporation of D&F Industries, Inc. (incorporated by reference to Exhibit 3.1(vi) to the S-4)
3.2(i)  By-Laws of Global Health Sciences, Inc. (incorporated by reference to
        Exhibit 3.2(i) to the S-4)
3.2(ii) By-Laws of Global Health Sub, Inc. (incorporated by reference to Exhibit
        3.2(ii) to the S-4)
3.2(iii)By-Laws of Raven Industries, Inc. (incorporated by reference to Exhibit
        3.2(iii) to the S-4)
3.2(iv) By-Laws of Dynamic Products Inc. (incorporated by reference to Exhibit
        3.2(iv) to the S-4)
3.2(v)  By-Laws of West Coast Sales (incorporated by reference to Exhibit 3.2(v)
        to the S-4)
3.2(vi) By-Laws of D&F Industries, Inc. (incorporated by reference to Exhibit
        3.2(vi) to the S-4)
4.1     Indenture, dated as of April 23, 1998, by and among the Registrants and
        Chase Manhattan Bank and Trust Company, National Association, as trustee
        (incorporated by reference to Exhibit 4.1 to the S-4)
4.2     Form of Notes (included in Exhibit 4.1)
4.3     Guarantees of Global Health Sub, Inc., Raven Industries, Inc., Dynamic
        Products Inc., West Coast Sales and D&F Industries, Inc. under Indenture
        (included in Exhibit 4.1)
4.4     Credit Agreement dated as of April 23, 1998 among Global Health Sub,
        Inc., Global Health Sciences, Inc., the Lenders party thereto, Citicorp
        USA, Inc., Citibank, N.A., and Bank of America NT&SA (incorporated by reference to Exhibit 4.5 to the S-4)
4.5     Guaranty, Indemnity and Subordination Agreement dated as of April 23,
        1998 among Global Health Sciences, Inc., D&F Industries, Inc., Raven
        Industries, Inc., Dynamic Products Inc. and West Coast Sales
        (incorporated by reference to Exhibit 4.6 to the S-4)




4.7     Pledge and Security Agreement dated as of April 23, 1998 by and among
        Global Health Sub, Inc., Global Health Sciences, Inc., D&F Industries,
        Inc., Raven Industries, Inc., Dynamic Products Inc., West Coast Sales
        and Citicorp USA, Inc. (incorporated by reference to Exhibit 4.7 to the
        S-4)
4.8     Supplemental Indenture, dated as of December 11, 1998, among American
        Ingredients Inc., Global Health Sciences, Inc., the existing subsidiary guarantors named therein and Chase Manhattan Bank and Trust Company,
        National Association.
10.1    Supply Agreement dated as of September 2, 1997 by and between Raven
        Industries, Inc. and Herbalife International of America, Inc.
        ("Herbalife") (incorporated by reference to Exhibit 10.23 to Herbalife's
        Form 10-K for the year ended December 31, 1997)
10.2    Supply Agreement dated as of September 2, 1997 by and between Dynamic
        Products Inc. and Herbalife (incorporated by reference to Exhibit 10.22 to Herbalife's Form 10-K for the year ended December 31, 1997)
10.3    Supply Agreement dated as of September 2, 1997 by and between Global
        Health and Herbalife (incorporated by reference to Exhibit 10.21 to
        Herbalife's Form 10-K for the year ended December 31, 1997)
10.4    Employment Agreement dated as of April 23, 1998 by and between Global
        Health Sciences, Inc. and Richard D. Marconi (incorporated by reference to Exhibit 10.4 to the S-4)
10.5    Employment Agreement dated as of April 23, 1998 by and between Global
        Health Sciences, Inc. and Paul M. Buxbaum (incorporated by reference to
        Exhibit 10.5 to the S-4)
10.6    Employment Agreement dated as of April 23, 1998 by and between Global
        Health Sciences, Inc. and Donald J. Lewis (incorporated by reference to Exhibit 10.6 to the S-4)
10.7    Consulting Agreement dated as of April 23, 1998 by and between Global
        Health Sciences, Inc. and BGA Consulting (incorporated by reference to
        Exhibit 10.7 to the S-4)
10.8    Employment Agreement dated as of June 1, 1998 by and between Global
        Health Sciences, Inc. and Howard L. Simon (incorporated by reference to
        Exhibit 10.8 to the S-4)
10.9    Executive Employment Agreement dated as of December 11, 1998, between
        American Ingredients, Inc. and Arthur J. Salerno.
21      Subsidiaries of the Registrants
27      Financial Data Schedule for the fiscal year ended December 31, 1998, which is submitted electronically to the Commission for information only

(B)      REPORTS ON FORM 8-K

         The Company filed a Form 8-K on December 23, 1998.
         The Company filed a Form 8-K/A on February 24, 1999.

INDEPENDENT AUDITORS' REPORT


Global Health Sciences, Inc.:

We have audited the accompanying consolidated balance sheets of Global Health Sciences, Inc. (the "Company"), as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





Los Angeles, California
March 2, 1999

GLOBAL HEALTH SCIENCES, INC.
(Formerly D&F Industries, Inc.)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                              1998           1997
CURRENT ASSETS:
  Cash and cash equivalents (Note 2)                                                              $ 7,987       $ 3,768
  Accounts receivable, net of allowance for doubtful accounts of $284 and
    $231 at December 31, 1998 and 1997, respectively (Notes 2 and 11)                              11,912         2,864
  Inventories (Notes 2 and 3)                                                                      15,014         8,040
  Prepaid expenses and other current assets                                                         3,984            80
                                                                                                   ------         -----
           Total current assets                                                                    38,897        14,752

PROPERTY AND EQUIPMENT, Net (Notes 2 and 4)                                                         6,790         1,984

GOODWILL AND OTHER ASSETS, Net (Notes 1, 2, 5 and 12)                                             158,530
                                                                                                  -------       --------

TOTAL                                                                                            $204,217       $16,736
                                                                                                 ========       =======

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                                          $ 20,028       $ 8,720
  Accrued interest payable                                                                          4,125
  Acquisition Facility (Note 7)                                                                    31,000
  Line of credit (Note 6)                                                                                           420
                                                                                                  --------        ------
           Total current liabilities                                                               55,153         9,140
                                                                                                  --------        ------
LONG-TERM DEBT (Notes 1 and 7)                                                                    218,832
                                                                                                  -------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' (DEFICIT) EQUITY :
  Common stock; no par value, 2,000,000 shares authorized;
    495,148 and 1,075,000 shares issued and outstanding at December 31, 1998
    and 1997, respectively                                                                            473         1,026
  (Accumulated deficit) retained earnings                                                         (70,241)        6,570
                                                                                                  -------         -----
           Total stockholders' (deficit) equity                                                   (69,768)        7,596
                                                                                                  --------        -----
TOTAL                                                                                            $204,217       $16,736
                                                                                                 =========      =======



See notes to consolidated financial statements.

GLOBAL HEALTH SCIENCES, INC.
(Formerly D&F Industries, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------------


                                                                                    1998            1997          1996
NET SALES (Notes 2 and 11)                                                        $146,741        $85,191       $73,523

COST OF SALES                                                                      102,756         55,020        47,958
                                                                                  --------         ------        ------
GROSS PROFIT                                                                        43,985         30,171        25,565

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 8)                                                                 12,589          7,088         6,347

AMORTIZATION OF INTANGIBLES (Notes 2 and 5)                                         15,674
                                                                                    ------         ------        ------
OPERATING INCOME                                                                    15,722         23,083        19,218

INTEREST EXPENSE (INCOME) (Notes 1, 6 and 7)                                        17,842            (82)          (56)
                                                                                    ------         -------       -------
(LOSS) INCOME BEFORE PROVISION FOR STATE
  INCOME TAXES                                                                      (2,120)        23,165        19,274

PROVISION FOR STATE INCOME TAXES (Note 2)                                              203            350           280
                                                                                  ---------       -------       -------
NET (LOSS) INCOME                                                                 $ (2,323)       $22,815       $18,994
                                                                                  ---------       -------       -------



See notes to consolidated financial statements.

GLOBAL HEALTH SCIENCES, INC.
(Formerly D&F Industries, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------------



                                                                                                               Total
                                                                Common Stock               Retained        Stockholders'
                                                       --------------------------------    Earnings           (Deficit)
                                                           Shares         Amount         (Accumulated           Equity
                                                                                            Deficit)
BALANCE, JANUARY 1, 1996                                  1,075,000        $1,026            $ 4,144           $ 5,170

  Net income                                                                                  18,994            18,994

  Dividends                                                                                  (17,836)          (17,836)
                                                          ---------        --------          --------          --------
BALANCE, DECEMBER 31, 1996                                1,075,000         1,026              5,302             6,328

  Net income                                                                                  22,815            22,815

  Dividends                                                                                  (21,547)          (21,547)
                                                          ---------        --------          --------          --------
BALANCE, DECEMBER 31, 1997                                1,075,000         1,026              6,570             7,596

  Net loss                                                                                    (2,323)           (2,323)

  Dividends                                                                                  (12,466)          (12,466)

  Recapitalization (Note 1)                                (543,085)         (518)           (58,182)          (58,700)

  Share repurchase (Note 10)                                (36,767)          (35)            (3,840)           (3,875)
                                                            -------        ------           ---------         ---------
BALANCE, DECEMBER 31, 1998                                  495,148         $ 473           $ (70,241)        $(69,768)
                                                            =======         ======          ==========        ==========

See notes to consolidated financial statements.

GLOBAL HEALTH SCIENCES, INC.
(Formerly D&F Industries, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                      1998            1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                $ (2,323)       $ 22,815       $ 18,994
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities, net of acquisition of
    American and the Reorganization:
    Depreciation and amortization                                                    16,944             523            504
    Changes in operating assets and liabilities:
      Accounts receivable                                                            (2,111)           (502)          (383)
      Inventories                                                                       (18)         (3,740)          (827)
      Prepaid expenses and other current assets                                      (3,492)             75            (47)
      Accounts payable and accrued liabilities                                         (685)          1,919            664
      Accrued interest payable                                                        4,125
                                                                                     ------           ------         ------
           Net cash provided by operating activities                                 12,440           21,090         18,905
                                                                                     ------           ------         ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Omni-Pak and Affiliates, net of cash acquired
    of $2,640                                                                      (135,227)
  Purchase of American, less cash acquired of $733 (Note 12)                        (29,626)
  Issuance of note receivable (Note 12)                                              (6,000)
  Proceeds from sale of property and equipment                                          280
  Other assets                                                                         (382)
  Purchases of property and equipment                                                (2,005)           (226)          (871)
                                                                                    -------          ------         ------
           Net cash used in investing activities                                   (172,960)           (226)          (871)
                                                                                    -------          ------         ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                    (14,114)        (21,547)       (17,836)
  Principal payments under note payable                                                                                (40)
  Principal payments under line of credit, net                                         (420)           (120)           (60)
  Repurchase of common stock                                                        (62,575)
  Issuance of long-term debt                                                        218,502
  Net borrowings on Acquisition Facility                                             31,000
  Debt issuance costs                                                                (7,654)
                                                                                    -------          -------        -------
           Net cash provided by (used in) financing activities                      164,739          (21,667)       (17,936)
                                                                                    -------          -------        -------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                    4,219            (803)            98

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          3,768           4,571          4,473
                                                                                    -------         -------        -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $ 7,987         $ 3,768        $ 4,571
                                                                                    -------         -------        -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION -
  Cash paid during the period for:
    Interest                                                                       $ 13,100            $ 43           $ 51
    Income taxes                                                                        291             350            280


See notes to consolidated financial statements.

GLOBAL HEALTH SCIENCES, INC.
(FORMERLY D&F INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


1.   GENERAL AND THE REORGANIZATION

     Global Health Sciences, Inc. (the "Company") is primarily engaged in the manufacture of nutritional supplements.

     On April 23, 1998, D&F Industries ("D&F" or the "Predecessor"), Raven Industries dba Omni-Pak Industries ("Omni-Pak"), Dynamic Products, Inc. ("Dynamic") and West Coast Sales ("West Coast") entered into a reorganization agreement pursuant to which (a) D&F changed its name to Global Health Sciences, Inc., (b) Global Health Sciences, Inc. formed a new subsidiary, Global Health Sub, Inc. ("Global Sub"), (c) Global Sub formed four new subsidiaries named D&F Industries, Inc. ("D&F Sub"), Raven Sub, Inc. ("Omni-Pak Merger Sub"), New West Coast Sales, Inc. ("West Coast Merger Sub") and Dynamic Sub, Inc. ("Dynamic Merger Sub"), (d) Global Health Sciences, Inc. transferred to D&F Sub all of its assets and liabilities except for its obligation under the 11% Senior Notes due 2008 (the "Notes") and the common stock of Global Sub, (e) Global Health Sciences, Inc., through Global Sub, acquired Omni-Pak, Dynamic and West Coast (together referred to as Omni-Pak and Affiliates) from their respective shareholders for approximately $137,900 in cash and expenses (the "Acquisition"), in transactions accounted for under the purchase method of accounting pursuant to the mergers of Omni-Pak Merger Sub and Omni-Pak (with Omni-Pak as the surviving corporation), Dynamic Merger Sub and Dynamic (with Dynamic as the surviving corporation), and West Coast Sub and West Coast (with West Coast as the surviving corporation) and (f) the shareholders of Global Health Sciences, Inc. received approximately $58,700 in cash to repurchase approximately 543,000 outstanding shares from its stockholders (the "Recapitalization"). The above transactions were financed principally through the sale of $225,000 aggregate principal amount of the Notes, the net proceeds of which were approximately $210,800. The transactions described above are referred to as the "Reorganization."

     The Acquisition has been accounted for under the purchase method of accounting. The purchase price consists of $136,900 of cash and $1,000 of transaction costs and was allocated to Omni-Pak and Affiliates assets and liabilities based on their respective values as of the closing date. The excess of purchase price over the approximate $1,400 of net asset value at the closing date has been allocated to goodwill.

     The financial statements presented for the 1996 and 1997 periods are those of D&F. The statements of operations and cash flows for the period ended December 31, 1998 include those of D&F through April 23, 1998, the date of the Reorganization, and those of Global Health Sciences, Inc. (which include the operations of D&F and Omni-Pak and Affiliates) subsequent to April 23, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company's cash and cash equivalents.

     ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

     The Company's largest customer is Herbalife International, Inc. ("Herbalife"). Sales to Herbalife represented 65%, 85% and 80% of net sales in 1998, 1997 and 1996, respectively. Receivables from Herbalife also represented 14%, 41% and 38% of total accounts receivable at December 31, 1998, 1997 and 1996, respectively.

     The Company's second largest customer, Natural Supplement Association, Inc. dba Experimental and Applied Sciences ("EAS"), represented 24% of net sales in 1998. Receivables from EAS also represented 28% of total accounts receivable at December 31, 1998.

     In addition, at December 31, 1998 the Company had accounts receivable from two other customers that aggregated 21% of total accounts receivable.

     INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are provided for on the straight-line method using estimated useful lives of 7 years for equipment and 31 years for buildings. Leasehold improvements are amortized over the life of the related asset or the term of the lease, whichever is shorter.

     LONG-LIVED ASSETS - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based upon undiscounted cash flows. Impairment losses would be recognized if the carrying amount of the asset exceeds its fair value.

     GOODWILL - Goodwill is being amortized over a five year-period using the straight-line method.

     DEFERRED FINANCING COSTS - Deferred financing costs are being amortized over the term of the related debt: five years for costs incurred related to the Acquisition Facility and ten years for costs incurred related to the long-term debt.

     INCOME TAXES - The Company has elected S corporation status for federal and state income tax purposes, and other than a 1.5% state tax, taxable income is passed through to the Company's shareholders.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, and debt instruments. The carrying values of all financial instruments, other than debt instruments, are representative of their fair values due to their short maturities. The carrying value of the Company's Acquisition Facility approximates fair value because the interest rates are based on current rates offered to the Company. The fair value of the Long-Term Debt at December 31, 1998 was $146,250 based upon quoted market prices.

     NEW ACCOUNTING STANDARDS -. In September 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers. The Company has adopted this statement as of December 31, 1998. The Company operates within a single industry and geographic segment as a manufacturer and supplier of herbal products, weight control, sports and performance nutrition products, and special products; however, the Company does not aggregate financial information by product line. Revenues from significant customers are provided above.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Statement of Position 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company has not yet analyzed the impact of adopting Statement of Position 98-1.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective January 1, 2000. The Company has not yet analyzed the impact of adopting the statement.

3.   INVENTORIES

     Inventories consist of the following:

                                                                December 31,
                                                        ----------------------------
                                                            1998          1997
Raw materials                                             $12,549        $6,759
Work in process                                             1,535         1,022
Finished goods                                                930           259
                                                          -------        -------
Total                                                     $15,014        $8,040
                                                          -------        -------

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:


                                                                                         December 31,
                                                                                  ----------------------------
                                                                                      1998          1997
Equipment                                                                           $13,121       $7,114
Leasehold improvements                                                                3,589        1,200
Land                                                                                    150          150
                                                                                    -------       ------
                                                                                     16,860        8,464
Less accumulated depreciation and amortization                                       10,070        6,480
                                                                                    -------       ------
Total                                                                               $ 6,790       $1,984
                                                                                    -------       ------
                                                                                    -------       ------




5.   GOODWILL AND OTHER ASSETS

     Goodwill and other assets consist of the following:

                                                                                        December 31,
                                                                                 ----------------------------
                                                                                    1998          1997
Goodwill                                                                          $166,116       $ -
Deferred financing costs                                                             8,666
Other assets                                                                            21
                                                                                  --------       -------
                                                                                   174,803
Less accumulated amortization                                                       16,273
                                                                                   -------       -------
Total goodwill and other assets, net                                              $158,530       $ -
                                                                                  --------       -------
                                                                                  --------       -------


6.   LINE OF CREDIT

     During 1997, the Company had an unsecured line of credit agreement with a bank under which it could borrow up to $2,000. The Company had borrowings of $420 outstanding at December 31, 1997. Borrowings accrued interest at the bank's reference rate, which was 8.50% at December 31, 1997. The line of credit was collateralized by substantially all of the Company's assets. In addition, the agreement contained financial covenants related to the Company's ratio of debt to tangible net worth and requires the Company to maintain minimum levels of net income.

     In conjunction with the Reorganization described in Note 1, the line of credit was repaid and the agreement was terminated.

7.   LONG-TERM DEBT AND REVOLVING COMMITMENT

     ACQUISITION FACILITY - Effective April 23, 1998, the Company entered into a new credit agreement (the "Acquisition Facility"), which provided for borrowings of up to $50,000 under a line of credit through April 2003, of which no more than $10,000 is available for working capital and general corporate purposes. In conjunction with its acquisition of American Ingredients (see Note 12), in December 1998, the Company entered into the First Amendment to the Acquisition Facility, which increased the available borrowings to $75,000. Under the terms of the Acquisition Facility, borrowings bear interest at the Company's election either at the bank's prime rate plus certain margins, which range from 75 to 150 basis points or at LIBOR plus certain margins, which range from 200 to 275 basis points (8.25% at December 31, 1998). The Acquisition Facility requires the Company to maintain consolidated financial ratios related to leverage, consolidated EBITDA, cash interest coverage and fixed charge coverage. In addition, the Acquisition Facility limits the amount of annual capital expenditures and cash dividends. Also, the Acquisition Facility places certain limitations on the ability of the subsidiaries to make distributions to Global Health Sciences Inc., although distributions to the Company to cover scheduled principal and interest payments on the Notes are expressly permitted. At December 31, 1998, the Company was not in compliance with certain of the financial ratio covenants identified above. The Company obtained a waiver of such through March 31, 1999, and, as a result, the Acquisition Facility has been classified as a current liability. While there can be no assurance what actions, if any, the lenders may take after March 31, 1999, the Company does not expect the lenders to accelerate the maturity of the Acquisition Facility. Failure by the Company to make payment at maturity or to comply with any covenant of the Acquisition Facility that results in acceleration of the maturity of the Acquisition Facility would be an event of default on the Notes. In addition, the Acquisition Facility gives the issuing banks discretion over the approval of acquisitions and limits capital expenditures to 3% of consolidated revenues.

     LONG-TERM DEBT - As described in Note 1, the Company issued $225,000 of Notes due 2008, the net proceeds of which were approximately $210,600. The difference is being amortized over the term of the note. Expenses related to the issuance of the Notes were approximately $7,700. The stated interest rate on the Notes is 11%. The Notes were issued at a discount of $6,600 for an effective rate of approximately 11.5%. The indenture places certain limitations on, among other things, incurrances of additional debt, acquisitions, investments and dividends.

8.   EMPLOYEE BENEFITS

     The Company has a qualified 401(k) retirement plan for its full-time employees and makes matching contributions in an amount equal to 50% of the first 6% of the employee's compensation. In addition, the Company may make additional contributions at the discretion of the Board of Directors. Total contributions to the plan were $152, $92 and $90 in 1998, 1997 and 1996, respectively.

9.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES - The Company leases certain of its operating facilities. Facility leases contain rent escalation clauses. Leases are primarily net leases, which require the payment of executory costs such as real estate taxes, insurance, common area maintenance and other operating costs in addition to minimum rentals.

     The Company also rents an operating facility from an entity affiliated through common ownership. The facility is rented on a month-to-month basis. Total rent paid to this entity was $84 in 1998, 1997 and 1996. The Company also leases certain equipment under noncancelable operating leases. The Company is committed under facility and equipment operating leases for minimum rental payments as follows:




Year Ending
December 31,
      1999                                     $ 3,077
      2000                                       3,185
      2001                                       3,307
      2002                                       3,361
      2003                                       2,832
      Thereafter                                10,503
                                               -------
                                               $26,265
                                               =======


     Rental expense for the periods ended December 31, 1998, 1997 and 1996 was $1,517, $669 and $629, respectively.

     AGREEMENT WITH HERBALIFE - The Company has a three-year agreement with Herbalife, which became effective on January 12, 1998 and extends through January 2001. Among other matters, the terms of the agreement require Herbalife to purchase a minimum of 80% of its inventory requirements of certain specified products from the Company at agreed-upon prices.

     LITIGATION - The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not expect the resolution of these legal matters to have a material adverse effect on the Company's financial statements.

     STOCK OPTIONS - Mr. Marconi, Chairman of the Company and sole shareholder, has granted Mr. Buxbaum, the Company's Chief Executive Officer, an option to acquire up to 20% of the common stock of the Company at the fair value as of the date of the Reorganization. The option will vest over a period
     of   years, the term of which has not yet been determined.

10.  REPURCHASE OF COMMON SHARES

     In late September 1998, the Company repurchased 36,767 shares of its common stock for $3,875 in cash.

11.  RELATED-PARTY TRANSACTIONS

     During 1996 and 1997, the Company sold products to an entity affiliated through common ownership, which in turn sold products to Herbalife. The entity was acquired in conjunction with the Acquisition described in Note
     1. Sales to the affiliated company were $1,393 in 1997 and $1,162 in 1996. The Company had a receivable from the affiliated company of $101 at December 31, 1997 and $45 at December 31, 1996.

     During 1998, BGA Consulting was paid fees of $2,431 related to the Reorganization, $39 related to the American Acquisition and $400 as an annual consulting fee. The Company's Chief Executive Officer, Mr. Paul Buxbaum, is the President of BGA Consulting.

12.  ACQUISITION

     On December 11, 1999, the Company, through its wholly owned subsidiary, Global Sub, acquired all of the outstanding capital stock of American (the "American Acquisition"). American is a distributor of raw materials used in the nutritional supplement industry. The purchase price was $36,359, including transaction costs of $359, consisting of $30,359 in cash and the forgiveness of a $6,000 note receivable. The acquisition was accounted for as a purchase, and accordingly, the acquired assets and liabilities were recorded in the Company's consolidated balance sheet based on their estimated fair values on December 11, 1998 as follows:

Assets acquired                         $ 8,802
Liabilities assumed                      (2,109)
Goodwill                                 29,667
                                        -------
Total                                  $ 36,360
                                       ========


     The following unaudited pro forma information presents the results of operations for the years ended December 31, 1998 and 1997 as though the Reorganization discussed in Note 1 and the American Acquisition had occurred at the beginning of the respective years.


                                        December 31,
                              -------------------------------
                                  1998            1997

Net sales                       $200,725        $200,214
Operating income                   7,223          20,000
Net loss                          21,406           8,842



     Pro forma operating income and net loss in 1998 include $6,000 in one-time bonuses to key executives paid by American. Such bonuses were paid in December 1998 prior to American's sale to the Company.

                                     ******