Form 10-Q
period 1999-03-31
GLOBAL HEALTH SCIENCES INC
filed 1999-05-13
CIK 1060980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


(Mark One)

/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

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

As of May 11, 1999, 495,148 Shares of Global Health Sciences, Inc. Common Stock, par value $0.01 per share, were outstanding.

                                              ADDITIONAL REGISTRANTS


                                                                                                  ADDRESS, INCLUDING
                                                            PRIMARY       COMMISSION FILE            ZIP CODE AND
     EXACT NAME OF        STATE OR OTHER                    STANDARD           NO./                TELEPHONE NUMBER
     REGISTRANT AS       JURISDICTION OF      NO. OF       INDUSTRIAL      IRS EMPLOYER              AREA CODE OF
   SPECIFIED IN ITS       INCORPORATION       SHARES     CLASSIFICATION   IDENTIFICATION        REGISTRANT'S PRINCIPAL
        CHARTER          OR ORGANIZATION   OUTSTANDING    CODE NUMBER           NO.               EXECUTIVE OFFICER
------------------------ ----------------- ------------- --------------- ------------------ -------------------------------
Global Health Sub., Inc. California            100            2833          33-0801650      987 N. Enterprise St.
                                                                                            Orange, California 92867
                                                                                            (714) 633-2320

Raven Industries Inc.    California            100            2833          33-0042849      987 N. Enterprise St.
                                                                                            Orange, California 92867
                                                                                            (714) 633-2320

West Coast Sales Inc.    California            100            2833          33-0554820      987 N. Enterprise St.
                                                                                            Orange, California 92867
                                                                                            (714) 633-2320

Dynamic Products         California            100            2833           33-023847      987 N. Enterprise Street
                                                                                            Orange, California 92867
                                                                                            (714) 633-2320

D&F Industries, Inc      California            100            2833          33-0801652      987 N. Enterprise Street
                                                                                            Orange, California 92867
                                                                                            (714) 633-2320

                          GLOBAL HEALTH SCIENCES, INC.

                                     INDEX

                                                                  PAGE REFERENCE


COVER PAGE.........................................................     1

INDEX..............................................................
COVER PAGE.........................................................     1
INDEX..............................................................     3



PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)....
        Condensed Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998....................     4
        Condensed Consolidated Statements of Operations For The
           Three Months Ended March 31, 1999 and 1998..............     5
        Condensed Consolidated Statements of Cash Flows For The
           Three Months Ended March 31, 1999 and 1998..............     6
        Notes to Condensed Consolidated Financial Statements.......     7

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................    10

Item 3. Quantitative and Qualitative disclosures about Market Risk     14

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings........................................    14
Item 2.   Changes in Securities and use of Proceeds................    14
Item 3.   Defaults Upon Senior Securities..........................    14
Item 4.   Submission of Matters to a Vote of Security Holders......    14
Item 5.   Other Information........................................    14
Item 6.   Exhibits and Reports on Form 8-K.........................    14

SIGNATURES.........................................................    15

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                   1999            1998
                                                                                 ---------       ---------
                                         ASSETS
Current Assets:
    Cash and cash equivalents                                                    $  13,687       $   7,987
    Accounts receivable, net                                                        14,886          11,912
    Inventories                                                                     17,181          14,784
    Prepaid expenses and other current assets                                        2,600           2,454
                                                                                 ---------       ---------
    Total current assets                                                            48,354          37,137
Property and equipment, net                                                         13,508           7,490
Intangibles and other assets, net                                                  149,706         158,116
                                                                                 ---------       ---------
         Total                                                                   $ 211,568       $ 202,743
                                                                                 =========       =========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable and accrued expenses                                        $  25,794       $  18,554
    Accrued interest payable                                                        10,869           4,125
    Line of credit                                                                    --            31,000
                                                                                 ---------       ---------
    Total current liabilities                                                       36,663          53,679
    Long-term debt                                                                 249,998         218,832
                                                                                 ---------       ---------
         Total liabilities                                                         286,661         272,511
                                                                                 ---------       ---------
Commitments and contingencies
Stockholders' Deficit:
    Common stock (495,148 shares) issued and outstanding
                                                                                       473             473
    Retained deficit                                                               (75,566)        (70,241)
                                                                                 ---------       ---------
    Total stockholders' deficit                                                    (75,093)        (69,768)
                                                                                 =========       =========
         Total                                                                   $ 211,568       $ 202,743
                                                                                 =========       =========

            See notes to condensed consolidated financial statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                       MARCH 31,       MARCH 31,
                                                         1999            1998
                                                       --------        --------
Net sales                                              $ 52,096        $ 22,372
Cost of sales                                            36,833          15,595
                                                       --------        --------
Gross profit                                             15,263           6,777
Selling, general and administrative expenses              5,120           1,750
Amortization of intangibles                               8,183            --
                                                       --------        --------
Operating income                                          1,960           5,027
Interest expense (income), net                            7,192             (38)
                                                       --------        --------
Income (loss) before income taxes                        (5,232)          5,065
Provision for state income taxes                             23              76
                                                       ========        ========
Net income (loss)                                      $ (5,255)       $  4,989
                                                       ========        ========




            See notes to condensed consolidated financial statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                         ----------------------
                                                                         MARCH 31,      MARCH 31,
                                                                           1999           1998
                                                                         --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ (5,255)      $ 4,989
        Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                         369           105
        Amortization of goodwill                                            8,183          --
        Non cash portion of interest expense                                  422          --
        Changes in assets and liabilities:
        Accounts receivable                                                (2,974)         (249)
        Inventories                                                        (2,397)          626
        Prepaid expenses and other current assets                            (146)         (264)
        Accounts payable and accrued liabilities                            7,240           219
        Accrued interest                                                    6,744          --
                                                                         --------       -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  12,186         5,426
                                                                         --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment                                (6,387)         (367)
        Acquisition costs                                                     (29)         --
                                                                         --------       -------
NET CASH (USED IN) INVESTING ACTIVITIES                                    (6,416)         (367)
                                                                         --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends paid                                                        (70)       (3,226)
        Net repayment of line of credit                                      --             (20)
                                                                         --------       -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (70)       (3,246)
                                                                         --------       -------

Increase in cash                                                            5,700         1,813
Cash at beginning of period                                                 7,987         3,768
                                                                         --------       -------
                                                                         ========       =======
Cash at end of period                                                    $ 13,687       $ 5,581
                                                                         ========       =======


            See notes to condensed consolidated financial statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         On April 23, 1998, D&F Industries ("D&F," the predecessor), Raven d/b/a Omni-Pak Industries ("Omni-Pak"), Dynamic Products Inc. ("Dynamic") and West Coast Sales ("West Coast") entered into a reorganization agreement pursuant to which (a) D&F changed its name to Global Health Sciences, Inc., (b) Global Health Sciences, Inc. formed a new subsidiary, Global Health Sub, Inc. ("Global Sub"), (c) Global Sub formed four new subsidiaries named D&F Industries, Inc. ("D&F Sub"), Raven Sub, Inc. ("Omni-Pak Merger Sub"), New West Coast Sales, Inc. ("West Coast Merger Sub") and Dynamic Sub, Inc. ("Dynamic Merger Sub"), (d) Global Health Sciences, Inc. transferred to D&F Sub all of its assets and liabilities except for its obligation under the 11% Senior Notes due 2008 (the "Notes") and the common stock of Global Sub, (e) Global Health Sciences, Inc. through Global Sub acquired Omni-Pak, Dynamic and West Coast (together referred to as Omni-Pak and Affiliates) from their respective shareholders for approximately $137.9 million in cash and expenses (the "Acquisition"), in transactions accounted for under the purchase method of accounting pursuant to the mergers of Omni-Pak Merger Sub and Omni-Pak (with Omni-Pak as the surviving corporation), Dynamic Merger Sub and Dynamic (with Dynamic as the surviving corporation), and West Coast Sub and West Coast (with West Coast as the surviving corporation) and (f) the shareholders of Global Health Sciences, Inc. received approximately $58.7 million in cash to repurchase approximately 543,000 outstanding shares from its stockholders (the "Recapitalization"). The transactions above are referred to as the "Reorganization".

         The Acquisition of Omni-Pak and Affiliates was accounted for under the purchase method of accounting. The purchase price consisted of $136.9 million of cash and $1 million of estimated transaction costs and has been allocated to Omni-Pak and Affiliates assets and liabilities based on their respective values as of the closing date.

         On December 11, 1998, Global Health Sciences, Inc. acquired the stock of American Ingredients, Inc. for $36 million in a transaction accounted for under the purchase method of accounting.

         The statement of operations and cash flow for the 1998 period are those of D&F. The financial statements presented for the 1999 period are those of Global Health Sciences, Inc. (which include the operations of D&F, Omni-Pak and Affiliates and American Ingredients.) The following is summarized pro forma operating results assuming that the Reorganization and the acquisition of American Ingredients occurred as of January 1, 1998:


                   THREE MONTHS ENDED MARCH 31, 1998:

                   Sales (net)                     $ 53,376
                   Operating income                   2,805
                   Interest expense and other         7,155
                   Net income (loss)                 (4,523)

         ACQUISITION FACILITY - The Company maintains a credit facility (the "Acquisition Facility"), which provides for borrowings of up to $75 million under a line of credit through April 2003, of which no more than $10 million is available for working capital and general corporate purposes.

         The terms of the acquisition facility were modified in April, 1999 to increase the maximum allowable leverage and reduce the minimum allowable cash interest coverage. The Company is in compliance with the terms of the amended facility. The facility has been classified as long term debt at March 31, 1999.

         GLOBAL HEALTH SCIENCES, INC. is a holding Company with no independent operations other than its investments in its subsidiaries, principally D&F, Omni-Pak and Affiliates and American Ingredients. Pursuant to the indenture governing the Notes, Global Health Sciences, Inc.'s subsidiaries (the "Subsidiary Guarantors") have jointly and severally guaranteed the Notes on a full and unconditional basis. Separate financial statements related to the Subsidiary Guarantors are not included herein, as the management of Global Health Sciences, Inc. has determined that the separate financial statements of the Subsidiary Guarantors are not material to investors. All significant intercompany balances and transactions have been eliminated in consolidation.

         INTERIM PERIOD PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         NEW ACCOUNTING STANDARDS In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be effective January 1, 2000. The Company has not yet analyzed the impact of adopting the statement.

         In September 1997, The Financial Accounting Standards Board ("FASB") issued SFAS No.130, "Reporting Comprehensive Income." Statement of Financial Accounting Standards ("SFAS") No.130 establishes new standards for reporting and displaying comprehensive income, its components and accumulated balances. The statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. There are no adjustments between net income and comprehensive income for the periods presented.

         RECLASSIFICATIONS--Certain amounts from the December 31, 1998 balance sheet have been reclassified to conform to the current classifications.

NOTE 2 - INVENTORIES

Inventories at March 31, 1999 consist of the following (amounts in thousands):

Raw materials                                                            $13,441
Work in process                                                            2,027
Finished goods                                                             1,713
                                                                         -------
Total Inventory                                                          $17,181
                                                                         =======


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1999 consist of the following
(amounts in thousands):

Equipment                                                              $ 14,256
Leasehold improvements                                                    9,477
Land                                                                        150
Less accumulated depreciation and amortization                          (10,375)
                                                                       --------
Net property and equipment                                             $ 13,508
                                                                       ========


NOTE 4 - INTANGIBLES AND OTHER ASSETS

Intangibles and Other assets at March 31, 1999 consist of the following (amounts in thousands):

Goodwill and other intangibles, net                                   $ 165,723
Deferred financing costs, net                                             8,695
Accumulated Amortization
      Goodwill                                                          (23,857)
      Deferred financing costs                                             (855)
                                                                      ---------
                                                                      $ 149,706
                                                                      =========

NOTE 5 - COMMITMENTS & CONTIGENCIES

The Company is a defendant in certain litigation in the normal course of business. The Company believes, after consultation with legal counsel, that liability incurred in connection with pending or threatened litigation, if any, will not be material to the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the consolidated financial statements included elsewhere herein.

Prior to its Reorganization, the operations of Global Health Sciences Inc. (the "Company") were conducted by four subchapter S corporations: D&F (D&F), Omni-Pak, Dynamic and West Coast (Omni-Pak and Affiliates). Together these companies are one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. These companies develop specialty products for branded distribution companies, branded retailers, television marketing companies and network marketing organizations who then distribute such products throughout the world. These companies were reorganized in the Reorganization to consolidate related and complementary business activities under one holding company, Global Health Sciences, Inc. (see Note 1 to the financial statements). These companies (together the "Combined Companies") historically operated under common management and had a high degree of common ownership, customers and systems, including similar accounting and financial reporting systems. As subchapter S corporations, all federal and state income taxes (other than a minimum state income tax of 1.5%) for each of such corporations are paid directly by its shareholder. The Company makes quarterly distributions to its shareholder to allow the shareholder to pay his state and federal income taxes. The Company has historically distributed, and intends to continue to distribute, as a dividend to its shareholder amounts sufficient for the shareholder to pay their required income taxes.

The Company's historical growth in sales and EBITDA has been primarily attributable to increased sales to Herbalife, the Company's largest customer. Sales by the Combined Companies to Herbalife have increased from approximately $70.5 million in fiscal year 1995, representing approximately 83% of the Company's sales in that year, to approximately $108.1 million in fiscal year 1998, representing approximately 61% of the Company's sales in that year. Due to the significant percentage of the Company's sales attributable to Herbalife, fluctuations in Herbalife's sales and inventory levels have had adverse effects on Company sales in the past and could have adverse effects in the future. The Company and Herbalife have a supply agreement, which extends through January 2001. The Company's sales to Herbalife for the three months ended March 31, 1999 were approximately $31.2 million or 60% of net sales.

Results of Operations
The following summarizes historical operating results for Global Health Sciences, Inc. for the three months ended March 31, 1999 and supplemental pro forma operating results for the three months ended March 31,1998, assuming that the Reorganization and the acquisition of American Ingredients occurred as of January 1, 1998.

                         HISTORICAL STATEMENT OF INCOME
                 FOR GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F)
                             (AMOUNTS IN THOUSANDS)
                       (THREE MONTHS ENDED MARCH 31, 1999)

                                                       1999              1998
                                                     --------          --------
Sales (net)                                          $ 52,096          $ 22,372
Cost of sales                                          36,833            15,595
                                                     --------          --------
Gross profit                                           15,263             6,777
Selling, general and administrative                     5,120             1,750
Amortization of intangible assets                       8,183                 0
                                                     --------          --------
Operating income                                        1,960             5,027
Interest (income) expense, net                          7,192               (38)
                                                     --------          --------
Income (loss) before state taxes                       (5,232)            5,065
Provision for state income taxes                           23                76
                                                     --------          --------
Net income (loss)                                    $ (5,255)         $  4,989
                                                     ========          ========

            SUPPLEMENTAL PRO FORMA COMBINED STATEMENT OF INCOME DATA
               FOR GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F) (1)
                             (AMOUNTS IN THOUSANDS)
                       (THREE MONTHS ENDED MARCH 31, 1998)

                                                      1999              1998
                                                    --------          --------
Sales (net)                                         $ 52,096          $ 53,376
Cost of sales                                         36,833            36,816
                                                    --------          --------
Gross profit                                          15,263            16,560
Selling, general and administrative                    5,120             5,541
Amortization of intangible assets                      8,183             8,214
                                                    --------          --------
Operating income                                       1,960             2,805
Interest expense, net                                  7,192             7,155
                                                    --------          --------
Income (loss) before state taxes                      (5,232)           (4,350)
Provision for state income taxes                          23               173
                                                    --------          --------
Net income (loss)                                   $ (5,255)         $ (4,523)
                                                    ========          ========
EBITDA (2)                                            10,512          $ 11,277
EBITDA margin (2)                                       20.2%             21.1%

(1) THE SUPPLEMENTAL PRO FORMA COMBINED STATEMENT OF INCOME DATA REFLECTS THE FOLLOWING AS IF THE TRANSACTIONS OCCURRED JANUARY 1, 1998.

         a. The acquisition of American Ingredients, Inc.
         b. The acquisition of Omni-Pak and Affiliates
         c. The impact of borrowing for the recapitalization of Global Health Sciences, Inc. and the acquisition of American Ingredients, Inc.
         d. The amortization of intangibles resulting from the acquisition of American Ingredients, Inc. and acquisition of Omni-Pak and Affiliates.

(2) EBITDA IS DEFINED AS NET INCOME BEFORE INTEREST INCOME (EXPENSE), INCOME TAXES AND DEPRECIATION AND AMORTIZATION. MANAGEMENT BELIEVES THAT EBITDA AND EBITDA MARGIN ARE MEASURES COMMONLY USED BY ANALYSTS AND INVESTORS TO DETERMINED A COMPANY'S ABILITY TO SERVICE AND INCUR DEBT. ACCORDINGLY, THIS INFORMATION HAS BEEN PRESENTED TO PERMIT A MORE COMPLETE ANALYSIS. HOWEVER, EBITDA AS REPORTED MAY NOT BE COMPARABLE TO SIMILARLY TITLED MEASURES USED BY OTHER COMPANIES. EBITDA MARGIN IS COMPUTED BY DIVIDING EBITDA BY NET SALES. EBITDA SHOULD NOT BE CONSIDERED A SUBSTITUTE FOR NET INCOME OR CASH FLOW DATA PREPARED IN ACCORDANCE WITH GENERAL ACCEPTED ACCOUNTING PRINCIPLES OR AS A MEASURE OF PROFITABILITY OR LIQUIDITY.

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         The following discussion of results of operations is based on a comparison of historical 1999 operating results to the 1998 supplemental pro forma operating data because management believes that such comparison provides the most meaningful analysis of comparative results.

         SALES. In the first quarter of 1999, sales decreased by $1.3 million or 2.4%, to $52.1 million compared to $53.4 million in the first quarter of 1998. Sales to Herbalife were $31.2 million in the first quarter of 1999 as compared to $32.6 million in the first quarter of 1998. Sales to the Company's second largest customer, EAS, continue to grow with EAS' continued growth.

         COST OF SALES AND GROSS PROFIT. Cost of sales was unchanged at $36.8 million in the first quarter of 1999 as compared to $36.8 million in the first quarter of 1998. Cost of sales as a percentage of sales increased to 70.6% in the first quarter of 1999 compared to 68.9% in the first quarter of 1998, thereby decreasing the gross margin in the first quarter of 1999 to 29.4% from 31.1% in the first quarter of 1998. The reduction in gross margin was primarily due to the effect of lower sales on fixed manufacturing costs.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Company selling, general and administrative decreased by $0.4 million to $5.1 million in the first quarter of 1999 compared to $5.5 million in the first quarter of 1998. As a percentage of sales, selling, general and administrative expenses (excluding amortization of goodwill and other intangibles) decreased by 0.5% to 9.8% in the first quarter of 1999 as compared to 10.3% in the first quarter of 1998. The decreased expenses were primarily the net effect of lower bonus accruals at American Ingredients and increased expenses related to capacity expansion.

         NET LOSS. Company net loss increased by $0.8 million to a net loss of $5.3 million in the first quarter of 1999 compared to a $4.5 million net loss in the first quarter of 1998. This decrease resulted primarily from the effect of lower sales on fixed manufacturing costs and changes in the Company's sales mix, which resulted in a lower gross margin percent.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, prospective acquisitions and capital expenditures. The Company expects to meet its liquidity requirements through cash flow from operations and the Acquisition Facility.

Cash and cash equivalents were $13.7 million at March 31, 1999 compared to $8.0 million at December 31, 1998. The Company's is required to make semi annual interest payments on the Notes of $12.4 million on May 1 and November 1.

Cash provided by operating activities for the period ended March 31, 1999 was $12.2 million. This amount primarily represents depreciation and amortization of $8.6 million, increases in accounts payable and accrued liabilities of $7.2 million and accrued interest of $6.7 million, net of the loss of $5.3 million and increases in accounts receivable and inventory of $5.4 million.

Capital expenditures of $6.4 million for the period ended March 31, 1999 were primarily for leasehold improvements on the Company's new manufacturing facility and payments on management information systems. The Company estimates the remaining capital expenditures related to the new manufacturing facility and the management information system will not exceed $4 million.

Cash used by financing activities for the period ended March 31, 1999 was $0.1 million. The Company has elected S Corporation status for federal and state tax purpose, and other than the 1.5% state tax, income tax is paid by its shareholders. The Company distributes cash dividends to its shareholder to pay federal and state taxes.

The Company maintains the Acquisition Facility which provides for borrowings of up to $75 million under a line of credit which expires in April 2003, of which no more than $10 million is available for working capital and general corporate purposes. Borrowings under the facility were $31 million at March 31, 1999. There were no borrowings under the working capital portion of the facility at March 31, 1999.

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

                           FORWARD LOOKING STATEMENTS

Statements other than the actual reported financial results and other historical information, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", and located elsewhere herein regarding Year 2000 compliance and its effects, if any, if the Company is unable to achieve such compliance, and the Company's operations and financial position, may constitute forward-looking statements and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or the negative thereof or variations thereon or similar terminology. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct.

ITEM 3.  MARKET RISK

The Company currently uses no material derivative financial instruments which expose the Company to significant market risk. However, the Company's cash flow, earnings and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. Other than the amendments to the acquisition facility, as described in the Liquidity and Capital Resources, there have been no significant changes in the Company's market risk in the quarter ended March 31, 1999.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in certain litigation in the normal course of business. The Company believes, after consultation with legal counsel, that liability incurred in connection with pending or threatened litigation, if any, will not be material to the Company's results of operations or financial condition.

ITEM 2.  NONE

ITEM 3.  NONE

ITEM 4.  NONE

ITEM 5.  NONE

ITEM 6.  EXHIBITS

Financial Data Schedule for the quarter ended March 31, 1999, which is submitted electronically to the Commission for information only.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Date: May 11, 1999
                                       Global Health Sciences, Inc.
                                       Global Health Sub, Inc.
                                       D&F Industries, Inc.
                                       Raven Industries, Inc.
                                       West Coast Sales
                                       Dynamic Products, Inc.


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