Form 10-Q
period 1999-06-30
GLOBAL HEALTH SCIENCES INC
filed 1999-08-06
CIK 1060980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)
/x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                 (714) 765-8330
              (Registrant's telephone number, including area code)

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

As of August 11, 1998, 495,148 Shares of Global Health Sciences, Inc. Common Stock, par value $0.01 per share, were outstanding.

                             ADDITIONAL REGISTRANTS

                                                                                                  ADDRESS, INCLUDING
                                                            PRIMARY                                  ZIP CODE AND
     EXACT NAME OF        STATE OR OTHER                    STANDARD      COMMISSION FILE          TELEPHONE NUMBER
     REGISTRANT AS       JURISDICTION OF      NO. OF       INDUSTRIAL          NO./                  AREA CODE OF
   SPECIFIED IN ITS       INCORPORATION       SHARES     CLASSIFICATION    IRS EMPLOYER         REGISTRANT'S PRINCIPAL
        CHARTER          OR ORGANIZATION   OUTSTANDING    CODE NUMBER    IDENTIFICATION NO.        EXECUTIVE OFFICER
--------------------------------------------------------------------------------------------------------------------------
Global Health Sub.,
Inc....                  California            100            2833          33-0801650      987 N. Enterprise St.
                                                                                            Orange, California 92867
                                                                                            (714) 765-8330
Raven Industries
Inc....                  California            100            2833          33-0042849      987 N. Enterprise St.
                                                                                            Orange, California 92867
                                                                                            (714) 765-8330

West Coast Sales Inc.    California            100            2833          33-0554820      987 N. Enterprise St.
                                                                                            Orange, California 92867
                                                                                            (714) 765-8330

Dynamic Products...      California            100            2833           33-023847      987 N. Enterprise Street
                                                                                            Orange, California 92867
                                                                                            (714) 765-8330
D&F Industries,
Inc....                  California            100            2833          33-0801652      987 N. Enterprise Street
                                                                                            Orange, California 92867
                                                                                            (714) 765-8330

                          GLOBAL HEALTH SCIENCES, INC.

                                      INDEX

                                                                                                      Page Reference
COVER PAGE...........................................................................................         1

INDEX................................................................................................         3


PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)...............
           Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998...............      4
           Condensed Consolidated Statements of Operations For The Six months Ended June 30, 1999 and 1998     5
           Condensed Consolidated Statements of Cash Flows For The Six months Ended June 30, 1999 and 1998     6
           Notes to Condensed Consolidated Financial Statements..........................................      7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........        10
Item 3.   Quantitative and Qualitative disclosures about Market Risk...................................
                                                                                                               14

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................        15
Item 2.   Changes in Securities and use of Proceeds....................................................        15
Item 3.   Defaults Upon Senior Securities..............................................................        15
Item 4.   Submission of Matters to a Vote of Security Holders..........................................        15
Item 5.   Other Information............................................................................        15
Item 6.   Exhibits and Reports on Form 8-K.............................................................        15

SIGNATURES.............................................................................................        16

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          GLOBAL HEALTH SCIENCES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            JUNE 30,   DECEMBER 31,
                                                             1999         1998
                                                           ---------    ---------
                                     ASSETS
Current Assets:
    Cash and cash equivalents ............................ $   8,324    $   7,987
    Accounts receivable, net .............................    17,333       11,912
    Inventories ..........................................    23,043       14,784
    Prepaid expenses and other current assets ............     3,221        2,454
                                                           ---------    ---------
    Total current assets .................................    51,921       37,137
Property and equipment, net ..............................    17,968        7,490
Intangibles and other assets, net ........................   141,506      158,116
                                                           ---------    ---------
         Total ........................................... $ 211,395    $ 202,743
                                                           =========    =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable and accrued expenses ................ $  32,440    $  18,554
    Accrued interest payable .............................     4,387        4,125
    Line of credit .......................................    38,500       31,000
                                                           ---------    ---------
    Total current liabilities ............................    75,327       53,679
    Long-term debt .......................................   219,163      218,832
                                                           ---------    ---------
         Total liabilities ...............................   294,490      272,511
                                                           ---------    ---------
Commitments and contingencies
Stockholders' Deficit:
    Common stock (495,148 shares) issued and outstanding .       473          473
    Accumulated deficit ..................................   (83,568)     (70,241)
                                                           ---------    ---------
    Total stockholders' deficit ..........................   (83,095)     (69,768)
                                                           =========    =========
         Total ........................................... $ 211,395    $ 202,743
                                                           =========    =========

            See notes to condensed consolidated financial statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                               ----------------------   ----------------------
                                                JUNE 30,     JUNE 30,    JUNE 30,     JUNE 30,
                                                 1999         1998        1999         1998
                                               ---------    ---------   ---------    ---------
Net sales .................................... $  57,615    $  41,558   $ 109,711    $  63,930
Cost of sales ................................    40,647       28,372      77,480       43,967
                                               ---------    ---------   ---------    ---------
Gross profit .................................    16,968       13,186      32,231       19,963
Selling, general and administrative expenses .     6,005        2,917      11,125        4,667
Amortization of intangibles ..................     8,166        2,272      16,349        2,272
                                               ---------    ---------   ---------    ---------
Operating income .............................     2,797        7,997       4,757       13,024
Interest expense, net ........................     7,313        4,909      14,505        4,871
                                               ---------    ---------   ---------    ---------
Income (loss) before income taxes ............    (4,516)       3,088      (9,748)       8,153
Provision for state income taxes .............        33           80          56          156
                                               =========    =========   =========    =========
Net income (loss) ............................ $  (4,549)   $   3,008   $  (9,804)   $   7,997
                                               =========    =========   =========    =========

            See notes to condensed consolidated financial statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED
                                                           ----------------------
                                                            JUNE 30,     JUNE 30,
                                                             1999         1998
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ........................................ $  (9,804)   $   7,997
        Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
        Depreciation and amortization ....................       832           80
        Amortization of goodwill .........................    16,349        2,730
        Non cash portion of interest expense .............       865         --
        Changes in assets and liabilities:
        Accounts receivable ..............................    (5,421)        (778)
        Inventories ......................................    (8,259)        (312)
        Prepaid expenses and other current assets ........      (767)        (450)
        Accounts payable and accrued liabilities .........    13,886        3,606
        Accrued interest .................................       262         --
                                                           ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................     7,943       12,873
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ..............   (11,310)        (822)
        Acquisition costs ................................      (273)        --
    Purchase of Omni-Pak and Affiliates ..................      --       (135,227)
    Net of cash acquired of $2,640
                                                           ---------    ---------
NET CASH (USED IN) INVESTING ACTIVITIES ..................   (11,583)    (136,049)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Repurchase of common stock .......................      --        (58,700)
        Dividends paid ...................................    (3,523)     (11,989)
        Issuance of Notes due 2008 .......................      --        218,502
        Debt issue costs .................................      --         (7,654)
        Borrowings (Repayments) of credit line ...........     7,500         (420)
                                                           ---------    ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......     3,977      139,739
                                                           ---------    ---------

Increase in cash .........................................       337       16,563
Cash at beginning of period ..............................     7,987        3,768
                                                           ---------    ---------
Cash at end of period .................................... $   8,324    $  20,331
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

         On December 11, 1998, Global Health Sciences, Inc. acquired the stock of American Ingredients, Inc. for $36.8 million in cash and expenses in a transaction accounted for under the purchase method of accounting.

         On June 16, 1999 the American Ingredients subsidiary of Global Health Sciences and the Martin Bauer Group of Germany announced their intent to form a joint venture to provide ingredients to the nutraceutical, food, pharmaceutical and cosmetic industries. The joint venture , if finalized, will operate under the name American Ingredients, LLC. Global Health Sciences will have a 50% interest in the joint venture and will account for the operation under the equity method of accounting.

         The statement of operations and cash flow for the 1998 periods prior to April 23,1998 are those of D&F and subsequent to that date include D&F, Omni-Pak and Affiliates. The financial statements presented for the 1999 period are those of Global Health Sciences, Inc. (which include the operations of D&F, Omni-Pak and Affiliates and American Ingredients.) The following is summarized pro forma operating results assuming that the Reorganization and the acquisition of American Ingredients occurred as of January 1, 1998:

                                                THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   JUNE 30, 1998     JUNE 30, 1998
                                                ------------------  ----------------
               Sales (net)....................      $  54,393          $  107,769
               Operating income...............          3,051               5,856
               Interest expense and other.....          7,092              14,247
               Net income (loss)..............        (4,142)             (8,665)


NOTE 1 - BASIS OF PRESENTATION (CONTINUED)

         ACQUISITION FACILITY - The Company maintains a credit facility (the "Acquisition Facility"), which provides for borrowings of up to $75 million under a line of credit through April 2003, of which no more than $10 million is available for working capital and general corporate purposes.

         The terms of the Acquisition Facility were modified in April, 1999 to increase the maximum allowable leverage and reduce the minimum allowable cash interest coverage. Due to production slowdowns, caused by the consolidation of four locations which previously occupied 155,000 square feet into a single new facility with a total of 302,000 square feet, the Company is temporarily out of compliance with the financial maintenance covenants of the Acquisition Facility. The Company expects to be back in compliance by September 30,1999. The facility has been classified as short term debt at June 30, 1999. If the Company fails to achieve compliance with such financial covenants, the lenders under the Acquisition Facility could seek to accelerate the indebtedness outstanding thereunder. This acceleration would cause a materiel adverse effect on the Company's operations and financial position.

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

         INTERIM PERIOD PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         NEW ACCOUNTING STANDARDS In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be effective January 1, 2001. The Company has not yet analyzed the impact of adopting the statement.

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

         RECLASSIFICATIONS--Certain amounts from the December 31, 1998 balance sheet have been reclassified to conform to the current classifications.

NOTE 2 - INVENTORIES

Inventories at June 30, 1999 consist of the following (amounts in thousands):
Raw materials                                                            $18,106
Work in process                                                            2,718
Finished goods                                                             2,219
                                                                         -------
Total Inventory                                                          $23,043
                                                                         =======

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1999 consist of the following
(amounts in thousands):
Equipment                                                              $ 14,557
Leasehold improvements                                                   14,101
Land                                                                        149
Less accumulated depreciation and amortization                          (10,839)
                                                                       --------
Net property and equipment                                             $ 17,968
                                                                       ========

NOTE 4 - INTANGIBLES AND OTHER ASSETS

Intangibles and Other assets at June 30, 1999 consist of the following
(amounts in thousands):
Goodwill and other intangibles                                        $ 165,722
Deferred financing costs                                                  8,939
Accumulated Amortization
      Goodwill                                                          (32,023)
      Deferred financing costs                                           (1,132)
                                                                      ---------
                                                                      $ 141,506
                                                                      =========

NOTE 5 - COMMITMENTS & CONTINGENCIES

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

Prior to its Reorganization, the operations of Global Health Sciences Inc. (the "Company") were conducted by four subchapter S corporations: D&F, Omni-Pak, Dynamic and West Coast. Together these companies are one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. These companies develop specialty products for branded distribution companies, branded retailers, television marketing companies and network marketing organizations who then distribute such products throughout the world. These companies were reorganized in the Reorganization to consolidate related and complementary business activities under one holding company, Global Health Sciences, Inc. (see Note 1 to the financial statements). These companies (together the "Combined Companies") historically operated under common management and had a high degree of common ownership, customers and systems, including similar accounting and financial reporting systems. As subchapter S corporations, all federal and state income taxes (other than a minimum state income tax of 1.5%) for each of such corporations is paid directly by its shareholder. The Company has historically distributed, and intends to continue to distribute, as a quarterly dividend to its shareholder amounts sufficient for the shareholder to pay his required income taxes.

The Company's historical growth in sales and EBITDA has been primarily attributable to increased sales to Herbalife, the Company's largest customer. Sales by the Combined Companies to Herbalife have increased from approximately $70.5 million in fiscal year 1995, representing approximately 83% of the Company's sales in that year, to approximately $108.1 million in fiscal year 1998, representing approximately 61% of the Company's sales in that year. Due to the significant percentage of the Company's sales attributable to Herbalife, fluctuations in Herbalife's sales and inventory levels have had adverse effects on Company sales in the past and could have adverse effects in the future. The Company and Herbalife have a supply agreement, which extends through January 2001. The Company's sales to Herbalife for the six months ended June 30, 1999 were approximately $63.8 million or 58% of net sales.

RESULTS OF OPERATIONS

The following summarizes historical operating results for Global Health Sciences, Inc. for the six months ended June 30, 1999 and supplemental pro forma operating results for the six months ended June 30,1998, assuming that the Reorganization and the acquisition of American Ingredients occurred as of January 1, 1998.

                         HISTORICAL STATEMENT OF INCOME
                 FOR GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F)
                             (AMOUNTS IN THOUSANDS)
                        (SIX MONTHS ENDED JUNE 30, 1999)

                                             Three Months Ended             Six Months Ended
                                       -----------------------------  -----------------------------
                                       June 30, 1999   June 30, 1998  June 30, 1999   June 30, 1998
                                       -------------   -------------  -------------   -------------
Sales (net) .......................      $  57,615       $  41,558      $ 109,711       $  63,930
Cost of sales .....................         40,647          28,372         77,480          43,967
                                         ---------       ---------      ---------       ---------
Gross profit ......................         16,698          13,186         32,231          19,963
Selling, general and administrative          6,005           2,917         11,125           4,667
Amortization of intangible assets .          8,166           2,272         16,349           2,272
                                         ---------       ---------      ---------       ---------
Operating income ..................          2,797           7,997          4,757          13,024
Interest (income) expense, net ....          7,313           4,909         14,505           4,871
                                         ---------       ---------      ---------       ---------
Income (loss) before state taxes ..         (4,516)          3,088         (9,748)          8,153
Provision for state income taxes ..             33              80             56             156
                                         ---------       ---------      ---------       ---------
Net income (loss) .................      $  (4,549)      $   3,008      $  (9,804)      $   7,997
                                         =========       =========      =========       =========

            SUPPLEMENTAL PRO FORMA COMBINED STATEMENT OF INCOME DATA
               FOR GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F) (1)
                             (AMOUNTS IN THOUSANDS)
                        (SIX MONTHS ENDED JUNE 30, 1998)

                                             Three Months Ended                 Six Months Ended
                                       ------------------------------    ------------------------------
                                       June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                       -------------    -------------    -------------    -------------
Sales (net) .......................      $  57,615        $  54,393        $ 109,711        $ 107,769
Cost of sales .....................         40,647           37,546           77,480           74,360
                                         ---------        ---------        ---------        ---------
Gross profit ......................         16,698           16,849           32,231           33,409
Selling, general and administrative          6,005            5,549           11,125           11,090
Amortization of intangible assets .          8,166            8,166           16,349           16,349
                                         ---------        ---------        ---------        ---------
Operating income ..................          2,797            3,134            4,757            5,970
Interest expense, net .............          7,313            7,091           14,505           14,247
                                         ---------        ---------        ---------        ---------
Income (loss) before state taxes ..         (4,516)          (3,957)          (9,748)          (8,277)
Provision for state income taxes ..             33              101               56              274
                                         =========        =========        =========        =========
Net income (loss) .................      $  (4,549)       $  (4,058)       $  (9,804)       $  (8,551)
                                         =========        =========        =========        =========
EBITDA (2) ........................      $  11,363        $  11,691        $  21,875        $  22,967
EBITDA margin (2) .................           19.8%            21.5%            20.0%            21.3%

(1) supplemental pro forma combined statement of income data reflects the following as if the transactions occurred January 1, 1998.
         a. The acquisition of American Ingredients, Inc.
         b. The acquisition of Omni-Pak and Affiliates
         c. The impact of borrowing for the recapitalization of Global Health
            Sciences, Inc. and the acquisition of American Ingredients, Inc.
         d. The amortization of intangibles resulting from the acquisition of
            American Ingredients, Inc. and acquisition of Omni-Pak and Affiliates.

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

QUARTER ENDED JUNE 30, 1999 COMPARED TO QUARTER ENDED JUNE 30, 1998

         The following discussion of results of operations is based on a comparison of historical 1999 operating results to the 1998 supplemental pro forma operating data because management believes that such comparison provides the most meaningful analysis of comparative results.

         SALES. In the second quarter of 1999, sales increased by $3.2 million or 5.9%, to $57.6 million in the second quarter of 1999 as compared to $54.4 million in the second quarter of 1998. Sales to Herbalife were $32.6 million in the second quarter of 1999 as compared to $26.6 million in the second quarter of 1998.

         COST OF SALES AND GROSS PROFIT. Cost of sales increased by $3.1 million or 8.3% to $40.6 million in the second quarter of 1999 as compared to $37.5 million in the second quarter of 1998. Cost of sales as a percentage of sales increased to 70.5% in the second quarter of 1999 as compared to 68.9% in the second quarter of 1998, thereby decreasing the gross margin in the first quarter of 1999 to 29.5% from 30.9% in the second quarter of 1998. The reduction in gross margin was primarily due to a change in product mix.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.5 million to $6.0 million in the second quarter of 1999 as compared to $5.5 million in the second quarter of 1998. As a percentage of sales, selling, general and administrative expenses (excluding amortization of goodwill and other intangibles) increased to 10.4% in the second quarter of 1999 as compared to 10.1% in the second quarter of 1998. The increased expenses were primarily related to the expansion of sales and manufacturing capacity.

         NET LOSS. Company net loss increased by $0.4 million to a net loss of $4.5 million in the second quarter of 1999 as compared to a $4.1 million net loss in the second quarter of 1998. This decrease in profitability resulted primarily from the effect of higher selling, general and administrative expenses related to the expansion of sales and manufacturing capacity.

SIX MONTHS ENDED JUNE 30,1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         SALES. In the first six months of 1999, sales increased by $1.9 million or 1.8%, to $109.7 million as compared to $107.8 million in the first six months of 1998. Sales to Herbalife were $63.8 million in the first six months of 1999 as compared to $59.2 million in the first six months of 1998. Sales to the Company's second largest customer, EAS, continue to grow with EAS' continued growth.

         COST OF SALES AND GROSS PROFIT. Cost of sales increased by $3.1 million or 4.2% to $77.5 million in the first six months of 1999 as compared to $74.4 million in the first six months of 1998. Cost of sales as a percentage of sales increased to 70.6% in the first six months of 1999 as compared to 69.0% in the first six months of 1998, thereby decreasing the gross margin in the first six months of 1999 to 29.4% from 31.0% in the first six months of 1998. The reduction in gross margin was primarily due to a change in product mix.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were unchanged at $11.1 million in the first six months of 1999 compared to the first six months of 1998. As a percentage of sales, selling, general and administrative expenses (excluding amortization of goodwill and other intangibles) decreased by 0.2% to 10.1% in the first six months of 1999 as compared to 10.3% the first six months of 1998.

         NET LOSS. Company net loss increased by $1.3 million to a net loss of $9.8 million in the first six months of 1999 as compared to a $8.6 million net loss in the first six months of 1998. This decrease resulted primarily from the effect of lower gross margins due to a change in product mix.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, prospective acquisitions and capital expenditures. The Company expects to meet its liquidity requirements through cash flow from operations and the Acquisition Facility.

Cash and cash equivalents were $8.3 million at June 30, 1999 compared to $8.0 million at December 31, 1998. The Company is required to make semi annual interest payments on the Notes of $12.4 million on May 1 and November 1.

Cash provided by operating activities for the period ended June 30, 1999 was $7.9 million. This amount primarily represents depreciation and amortization of $18.0 million, increases in accounts payable and accrued liabilities of $13.9 million, net of the loss of $9.8 million and increases in accounts receivable of $5.4 million and inventory of $8.3 million.

Capital expenditures of $11.3 million for the period ended June 30, 1999 were primarily for leasehold improvements on the Company's new manufacturing facility, additional manufacturing equipment and purchases of management information systems.

Cash used by financing activities for the period ended June 30, 1999 was $3.5 million. The Company has elected S Corporation status for federal and state tax purpose, and other than the 1.5% state tax, income tax is paid by its shareholder. The Company distributed cash dividends of $3.5 million to its shareholder to pay federal and state taxes.

Cash provided by financing activities for the period ended June 30, 1999 was $7.5 million. The Company maintains the Acquisition Facility which provides for borrowings of up to $75 million under a line of credit which expires in April 2003, of which no more than $10 million is available for working capital and general corporate purposes. Borrowings under the facility were $38.5 million at June 30, 1999, including borrowings of $7.5 million under the working capital portion of the facility.

The terms of the Acquisition Facility were modified in April, 1999 to increase the maximum allowable leverage and reduce the minimum allowable cash interest coverage. Due to production slowdowns, caused by the consolidation of four locations which previously occupied 155,000 square feet into a single new facility with a total of 302,000 square feet, the Company is temporarily out of compliance with the covenants of the Acquisition Facility. The Company expects to be back in compliance by September 30,1999. The facility has been classified as short term debt at June 30, 19999.

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

                           FORWARD LOOKING STATEMENTS

Statements other than the actual reported financial results and other historical information, including without limitation, certain statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations", and located elsewhere herein regarding Year 2000 compliance and its effects, if any, if the Company is unable to achieve such compliance, and the Company's operations and financial position, including its ability to achieve full compliance with the financial covenants of the acquisition facility may constitute forward-looking statements and are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," or "continue," or the negative thereof or variations thereon or similar terminology. All such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those contemplated by the relevant forward-looking statement. These risks and uncertainties include, without limitation, the ability to increase production at the Company's new manufacturing facility, the continued growth in sales to significant customers and the ability of the companies suppliers to become year 2000 compliant. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable at this time, it can give no assurance that such expectations will prove to have been correct.

ITEM 3. MARKET RISK

The Company currently uses no material derivative financial instruments which expose the Company to significant market risk. However, the Company's cash flow, earnings and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. Other than the amendments to the Acquisition Facility, as described in the Liquidity and Capital Resources, there have been no significant changes in the Company's market risk in the quarter ended June 30, 1999.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in certain litigation in the normal course of business. The Company believes, after consultation with legal counsel, that liability incurred in connection with pending or threatened litigation, if any, will not be material to the Company's results of operations or financial condition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The terms of the Acquisition Facility were modified in April, 1999 to increase the maximum allowable leverage and reduce the minimum allowable cash interest coverage. Due to production slowdowns, caused by the consolidation of four locations which previously occupied 155,000 square feet into a single new facility with a total of 302,000 square feet, the Company is temporarily out of compliance with the financial maintenance covenants of the Acquisition Facility. The Company expects to be back in compliance by September 30,1999. The facility has been classified as short term debt at June 30, 1999. If the Company fails to achieve compliance with such financial covenants, the lenders under the Acquisition Facility could seek to accelerate the indebtedness outstanding thereunder. This acceleration would cause a materiel adverse effect on the Company's operations and financial position.

ITEM 6. EXHIBITS

Financial Data Schedule for the quarter ended June 30, 1999, which is submitted electronically to the Commission for information only.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Date: August 5, 1999
                                          Global Health Sciences, Inc.
                                          Global Health Sub, Inc.
                                          D&F Industries, Inc.
                                          Raven Industries, Inc.
                                          West Coast Sales
                                          Dynamic Products, Inc.


                                          By: /s/ Paul M. Buxbaum


                                          ------------------------------------
                                          Paul M. Buxbaum
                                          Chief Executive Officer


                                          By: /s/ Donald J. Lewis


                                          ------------------------------------
                                          Donald J. Lewis
                                          Chief Financial Officer