Form 10-Q
period 1999-09-30
GLOBAL HEALTH SCIENCES INC
filed 1999-11-12
CIK 1060980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999

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

                              Yes /x/    No / /

        Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date:

As of August 11, 1998, 495,148 Shares of Global Health Sciences, Inc. Common Stock, par value $0.01 per share, were outstanding.

                                              ADDITIONAL REGISTRANTS


                                                                                                  ADDRESS, INCLUDING
                                                            PRIMARY       COMMISSION FILE            ZIP CODE AND
     EXACT NAME OF        STATE OR OTHER                    STANDARD           NO./                TELEPHONE NUMBER
     REGISTRANT AS       JURISDICTION OF      NO. OF       INDUSTRIAL      IRS EMPLOYER              AREA CODE OF
   SPECIFIED IN ITS       INCORPORATION       SHARES     CLASSIFICATION   IDENTIFICATION        REGISTRANT'S PRINCIPAL
        CHARTER          OR ORGANIZATION   OUTSTANDING    CODE NUMBER           NO.               EXECUTIVE OFFICER
------------------------ ----------------- ------------- --------------- ------------------ -------------------------------
Global Health Sub., Inc.   California          100            2833          33-0801650      987 N. Enterprise St.
                                                                                            Orange, California 92867
                                                                                            (714) 765-8330

Raven Industries Inc.      California          100            2833          33-0042849      987 N. Enterprise St.
                                                                                            Orange, California 92867
                                                                                            (714) 765-8330

West Coast Sales Inc.      California          100            2833          33-0554820      987 N. Enterprise St.
                                                                                            Orange, California 92867
                                                                                            (714) 765-8330

Dynamic Products           California          100            2833           33-023847      987 N. Enterprise Street
                                                                                            Orange, California 92867
                                                                                           (714) 765-8330

D&F Industries, Inc.       California          100            2833          33-0801652      987 N. Enterprise Street
                                                                                            Orange, California 92867
                                                                                            (714) 765-8330

                          GLOBAL HEALTH SCIENCES, INC.

                                      INDEX

PAGE REFERENCE


COVER PAGE.....................................................................1

ADDITIONAL REGISTRANTS.........................................................2

INDEX..........................................................................3



PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited) .............

         Condensed Consolidated Balance Sheets as of September 30, 1999
         and December 31, 1998 ............................................... 4

         Condensed Consolidated Statements of Operations For The
         Three and The Nine months Ended September 30, 1999 and 1998 ......... 5

         Condensed Consolidated Statements of Cash Flows For The
         Nine months Ended September 30, 1999 and 1998 ....................... 6

         Notes to Condensed Consolidated Financial Statements ................ 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........15

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................15

Item 2.  Amendment to Credit Agreement .......................................15

Item 6.  Exhibits and Reports on Form 8-K ....................................15

Signatures ...................................................................16

Exhibit 1 - Financial Data Schedule ..........................................17

Exhibit 2 - Amendment to Credit Agreement ....................................18

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          GLOBAL HEALTH SCIENCES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1999             1998
                                                               ---------       ---------
                                ASSETS
Current Assets:
    Cash and cash equivalents ...........................      $  18,856       $   7,987
    Accounts receivable, net ............................         15,854          11,912
    Inventories .........................................         25,780          14,784
    Prepaid expenses and other current assets ...........          2,991           2,454
                                                               ---------       ---------
    Total current assets ................................         63,481          37,137
Property and equipment, net .............................         19,013           7,490
Intangibles and other assets, net .......................        133,059         158,116
                                                               ---------       ---------
         Total ..........................................      $ 215,553       $ 202,743
                                                               =========       =========

                    LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
    Accounts payable and accrued expenses ...............      $  33,919       $  18,554
    Accrued interest payable ............................         10,582           4,125
    Line of credit ......................................             --          31,000
                                                               ---------       ---------
    Total current liabilities ...........................         44,501          53,679
    Long-term debt ......................................        257,828         218,832
                                                               ---------       ---------
         Total liabilities ..............................        302,329         272,511
                                                               ---------       ---------
Commitments and contingencies
Stockholder's Deficit:
    Common stock 495,148 shares issued and outstanding ..            473             473
    Accumulated deficit .................................        (87,249)        (70,241)
                                                               ---------       ---------
    Total stockholder's deficit .........................        (86,776)        (69,768)
                                                               ---------       ---------
         Total ..........................................      $ 215,553       $ 202,743
                                                               =========       =========

            See notes to condensed consolidated financial statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  -----------------------------       ----------------------------
                                                   SEPT. 30,         SEPT. 30,         SEPT. 30,         SEPT. 30,
                                                     1999              1998              1999              1998
                                                  -----------       -----------       -----------       ----------
Net sales ..................................      $    74,619       $    42,452       $   184,330       $  106,382
Cost of sales ..............................           55,738            30,072           133,218           74,039
                                                  -----------       -----------       -----------       ----------
Gross profit ...............................           18,881            12,380            51,112           32,343
Selling, general and administrative expenses            6,592             3,456            17,717            8,123
Amortization of intangibles ................            8,165             6,701            24,514            8,973
                                                  -----------       -----------       -----------       ----------
Operating income ...........................            4,124             2,223             8,881           15,247
Interest expense, net ......................            7,544             6,464            22,049           11,335
                                                  -----------       -----------       -----------       ----------
Income (loss) before income taxes ..........           (3,420)           (4,241)          (13,168)           3,912
Provision for state income taxes ...........               50                37               106              193
                                                  -----------       -----------       -----------       ----------
Net income (loss) ..........................      $    (3,470)      $    (4,278)      $   (13,274)      $    3,719
                                                  ===========       ===========       ===========       ==========


            See notes to condensed consolidated financial statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED
                                                                         -----------------------------
                                                                          SEPT. 30,         SEPT. 30,
                                                                            1999              1998
                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................      $   (13,274)      $     3,719
        Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization .............................            1,516               265
        Amortization of goodwill ..................................           24,514             8,973
        Non cash portion of interest expense ......................            1,312               359
        Changes in assets and liabilities:
        Accounts receivable .......................................           (3,942)               87
        Inventories ...............................................          (10,996)              316
        Prepaid expenses and other current assets .................             (537)             (921)
        Accounts payable and accrued liabilities ..................           15,365            (1,388)
        Accrued interest ..........................................            6,457            10,863
                                                                         -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........................           20,415            22,273
                                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment .......................          (13,039)           (1,785)
        Acquisition costs .........................................             (273)               --
        Purchase of Omni-Pak and Affiliates
          Net of cash acquired of $2,640 ..........................               --          (135,227)
                                                                         -----------       -----------
NET CASH (USED IN) INVESTING ACTIVITIES ...........................          (13,312)         (137,012)
                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Repurchase of common stock ................................               --           (62,575)
        Dividends paid ............................................           (3,734)          (14,114)
        Issuance of Notes due 2008 ................................               --           218,502
        Debt issue costs ..........................................               --            (7,654)
        Borrowings (Repayments) of credit line ....................            7,500              (420)
                                                                         -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...............            3,766           133,739
                                                                         -----------       -----------

Increase in cash ..................................................           10,869            19,000
Cash at beginning of period .......................................            7,987             3,768
                                                                         -----------       -----------
Cash at end of period .............................................      $    18,856       $    22,768
                                                                         ===========       ===========


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

         The statement of operations and cash flow for the 1998 periods prior to April 23,1998 are those of D&F and subsequent to that date include D&F, Omni-Pak and Affiliates. The financial statements presented for the 1999 period are those of Global Health Sciences, Inc. (which include the operations of D&F, Omni-Pak and Affiliates and American Ingredients.) The following are summarized pro forma operating results assuming that the Reorganization and the acquisition of American Ingredients occurred as of January 1, 1998 (amounts in thousands):

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPT. 30, 1998        SEPT. 30, 1998
                                                        ------------------     -----------------
         Sales (net)..................................       $48,987               $156,756
         Operating income.............................           297                  6,266
         Interest expense and other...................         7,142                 21,390
         Net income (loss)............................        (6,880)               (15,429)

         ACQUISITION FACILITY - The Company has a $41 million line of credit that matures January 31, 2001. No more than $10 million is available for working capital and general corporate purposes. Borrowings under the working capital portion of the facility were $7.5 million at September 30, 1999. On October 29,1999, the Company and Global Sub entered into a limited waiver and amendment to the credit facilities, pursuant to which, among other things, (a) the lenders party thereto waived certain events of default resulting from Global Sub's failure to comply with certain financial covenants contained therein, (b) availability thereunder was reduced from $75 million to $41 million,
         (c) the maturity date thereof was accelerated from April 22 , 2003 to January 31, 2001, (d) certain financial covenants contained therein were amended to be less restrictive, and (e) the interest rate thereunder was increased by 0.5%.

         GLOBAL HEALTH SCIENCES, INC. is a holding company with no independent operations other than its investments in its subsidiaries, principally D&F, Omni-Pak and Affiliates. Pursuant to the indenture governing the Notes, these subsidiaries (the "Subsidiary Guarantors") have jointly and severally guaranteed the Notes on a full and unconditional basis. Separate financial statements related to the Subsidiary Guarantors are not included herein, as the management of Global Health Sciences, Inc. has determined that the separate financial statements of the Subsidiary Guarantors are not material to investors. All significant intercompany balances and transactions have been eliminated in consolidation.

         INTERIM PERIOD PRESENTATION - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         NEW ACCOUNTING STANDARDS In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be effective January 1, 2001. The Company has not yet analyzed the impact of adopting the statement.

         COMPREHENSIVE INCOME--There are no adjustments between net income and comprehensive income for the periods presented.

         RECLASSIFICATIONS--Certain amounts from the December 31, 1998 balance sheet have been reclassified to conform to the current classifications.

NOTE 2 - INVENTORIES

Inventories at September 30, 1999 consist of the following (amounts in thousands):

Raw materials                                                     $      18,881
Work in process                                                           4,431
Finished goods                                                            2,468
                                                                  -------------
Total Inventory                                                   $      25,780
                                                                  =============

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1999 consist of the following (amounts in thousands):

Equipment                                                         $      15,187
Leasehold improvements                                                   15,200
Land                                                                        149
Less accumulated depreciation and amortization                          (11,523)
                                                                  -------------
Net property and equipment                                        $      19,013
                                                                  =============

NOTE 4 - INTANGIBLES AND OTHER ASSETS

Intangibles and Other assets at September 30, 1999 consist of the following (amounts in thousands):

Goodwill and other intangibles                                    $     165,722
Deferred financing costs                                                  8,939
Accumulated Amortization
      Goodwill                                                          (40,188)
      Deferred financing costs                                           (1,414)
                                                                  -------------
                                                                  $     133,059
                                                                  =============

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

Prior to its Reorganization in April 1998, the operations of Global Health Sciences Inc. (the "Company") were conducted by four subchapter S corporations:
D&F, Omni-Pak, Dynamic and West Coast. Together these companies (together, the "Combined Companies") are one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. These companies develop specialty products for branded distribution companies, branded retailers, television marketing companies and network marketing organizations who then distribute their products throughout the world. These companies were reorganized in the Reorganization to consolidate related and complementary business activities under one holding company, Global Health Sciences, Inc. (see Note 1 to the financial statements). The "Combined Companies" historically operated under common management and had a high degree of common ownership, customers and systems, including similar accounting and financial reporting systems. As subchapter S corporations, all federal and state income taxes (other than a minimum state income tax of 1.5%) for each of such corporations is paid directly by its shareholder. The Company has historically distributed, and intends to continue to distribute, as a quarterly dividend to its shareholder amounts sufficient for the shareholder to pay his required income taxes.

The Company's historical growth in sales and EBITDA has been primarily attributable to increased sales to Herbalife, the Company's largest customer. Sales by the Combined Companies to Herbalife have increased from approximately $70.5 million in fiscal year 1995, representing approximately 83% of the Company's sales in that year, to approximately $108.1 million in fiscal year 1998, representing approximately 61% of the Company's sales in that year. Due to the significant percentage of the Company's sales attributable to Herbalife, fluctuations in Herbalife's sales and inventory levels have had adverse effects on Company sales in the past and could have adverse effects in the future. The Company and Herbalife have a supply agreement, which extends through January 2001. The Company's sales to Herbalife for the nine months ended September 30, 1999 were approximately $108.9 million or 59.1% of net sales.

RESULTS OF OPERATIONS

The following summarizes historical consolidated operating results for Global Health Sciences, Inc. for the nine months ended September 30, 1999 and supplemental pro forma consolidated operating results for the nine months ended September 30,1998, assuming that the Reorganization and the acquisition of American Ingredients occurred as of January 1, 1998.

                         HISTORICAL STATEMENT OF INCOME
                 FOR GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F)
                             (AMOUNTS IN THOUSANDS)

                                                       Three Months Ended                   Nine Months Ended
                                                 --------------------------------    --------------------------------
                                                 Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
                                                 --------------    --------------    --------------    --------------
Net sales ..................................      $    74,619       $    42,452       $   184,330       $  106,382
Cost of sales ..............................           55,738            30,072           133,218           74,039
                                                  -----------       -----------       -----------       ----------
Gross profit ...............................           18,881            12,380            51,112           32,343
Selling, general and administrative expenses            6,592             3,456            17,717            8,123
Amortization of intangibles ................            8,165             6,701            24,514            8,973
                                                  -----------       -----------       -----------       ----------
Operating income ...........................            4,124             2,223             8,881           15,247
Interest expense, net ......................            7,544             6,464            22,049           11,335
                                                  -----------       -----------       -----------       ----------
Income (loss) before income taxes ..........           (3,420)           (4,241)          (13,168)           3,912
Provision for state income taxes ...........               50                37               106              193
                                                  -----------       -----------       -----------       ----------
Net income (loss) ..........................      $    (3,470)      $    (4,278)      $   (13,274)      $    3,719
                                                  ===========       ===========       ===========       ==========

                 SUPPLEMENTAL COMBINED STATEMENT OF INCOME DATA
               FOR GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F) (1)
                             (AMOUNTS IN THOUSANDS)

                                                         Three Months Ended                  Nine Months Ended
                                                 --------------------------------    --------------------------------
                                                   Historical        Pro Forma         Historical        Pro Forma
                                                 Sept. 30, 1999    Sept. 30, 1998    Sept. 30, 1999    Sept. 30, 1998
                                                 --------------    --------------    --------------    --------------
Sales (net) ................................      $    74,619        $    48,987        $   184,330        $   156,756
Cost of sales ..............................           55,738             34,764            133,218            109,125
                                                  -----------        -----------        -----------        -----------
Gross profit ...............................           18,881             14,223             51,112             47,631
Selling, general and administrative expenses            6,592              5,711             17,717             16,801
Amortization of intangible assets ..........            8,165              8,215             24,514             24,564
                                                  -----------        -----------        -----------        -----------
Operating income ...........................            4,124                297              8,881              6,266
Interest expense, net ......................            7,544              7,142             22,049             21,390
                                                  -----------        -----------        -----------        -----------
Income (loss) before state taxes ...........           (3,420)            (6,845)           (13,168)           (15,124)
Provision for state income taxes ...........               50                 35                106                305
                                                  -----------        -----------        -----------        -----------
Net income (loss) ..........................      $    (3,470)       $    (6,880)       $   (13,274)       $   (15,429)
                                                  ===========        ===========        ===========        ===========
EBITDA (2) .................................      $    12,974        $     8,808        $    34,849        $    31,775
EBITDA margin (2) ..........................             17.4%              18.0%              18.9%              20.3%


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


QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

         The following discussion of results of operations is based on a comparison of historical 1999 operating results to the 1998 supplemental pro forma operating data because management believes that such comparison provides the most meaningful analysis of comparative results.

         SALES. In the third quarter of 1999, sales increased by $25.6 million or 52.2%, to $74.6 million as compared to $49.0 million in the third quarter of 1998. Sales to Herbalife were $45.1 million in the third quarter of 1999 as compared to $25.0 million in the third quarter of 1998.

         COST OF SALES AND GROSS PROFIT. Cost of sales increased by $20.9 million or 60.1%, to $55.7 million in the third quarter of 1999, as compared to $34.8 million in the third quarter of 1998. Cost of sales as a percentage of sales increased to 74.7% in the third quarter of 1999 as compared to 71.0% in the third quarter of 1998, thereby decreasing the gross margin in the third quarter of 1999 to 25.3% from 29.0% in the third quarter of 1998. The reduction in gross margin was primarily due to temporarily increased manufacturing operating costs related to the facility move and costs related to expanding manufacturing capacity.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.9 million to $6.6 million in the third quarter of 1999, as compared to $5.7 million in the third quarter of 1998. As a percentage of sales, selling, general and administrative expenses (excluding amortization of goodwill and other intangibles) decreased to 8.8% in the third quarter of 1999, as compared to 11.6% in the third quarter of 1998. The increased expenses were primarily related to the expansion of sales and manufacturing capacity.

         NET LOSS. Company net loss decreased by $3.4 million to a net loss of $3.5 million in the third quarter of 1999, as compared to a $6.9 million net loss in the third quarter of 1998. The increase in profitability resulted primarily from the effect of significantly higher sales volume. Gross Margins were lower due to temporarily increased manufacturing operating costs related to the facility move and costs related to expanding manufacturing capacity. Selling, general and administrative expenses increased as a result of the expansion of sales and manufacturing capacity.

NINE MONTHS ENDED SEPTEMBER 30,1999 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 30, 1998

         SALES. In the first nine months of 1999, sales increased by $27.5 million or 17.5%, to $184.3 million as compared to $156.8 million in the first nine months of 1998. Sales to Herbalife were $108.9 million in the first nine months of 1999 as compared to $84.1 million in the first nine months of 1998. Sales to the Company's second largest customer, EAS, continue to grow with EAS' continued growth.

         COST OF SALES AND GROSS PROFIT. Cost of sales increased by $24.1 million or 22.1% to $133.2 million in the first nine months of 1999 as compared to $109.1 million in the first nine months of 1998. Cost of sales as a percentage of sales increased to 72.3% in the first nine months of 1999 as compared to 69.6% in the first nine months of 1998, thereby decreasing the gross margin in the first nine months of 1999 to 27.7% from 30.4% in the first nine months of 1998. The reduction in gross margin was primarily due to temporarily increased manufacturing operating costs related to the facility move and costs related to expanding manufacturing capacity.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $0.9 million to $17.7 million in the first nine months of 1999 as compared to $16.8 in the first nine months of 1998. As a percentage of sales, selling, general and administrative expenses (excluding amortization of goodwill and other intangibles) decreased by 1.1% to 9.6% in the first nine months of 1999 as compared to 10.7% in the first nine months of 1998.

         NET LOSS. Company net loss decreased by $2.1 million to a net loss of $13.3 million in the first nine months of 1999 as compared to a $15.4 million net loss in the first nine months of 1998. The increase in profitability resulted primarily from the effect of significantly higher sales volume.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, prospective acquisitions and capital expenditures. The Company expects to meet its liquidity requirements through cash flow from operations and it's acquisition facility.

Cash and cash equivalents were $18.9 million at September 30, 1999 compared to $8.0 million at December 31, 1998. The Company is required to make semi annual interest payments on the Notes of $12.4 million on May 1 and November 1.

Cash provided by operating activities for the period ended September 30, 1999 was $20.4 million. This amount primarily represents depreciation and amortization of $27.3 million, increases in accounts payable, accrued liabilities, and accrued interest of $21.8 million, net of the loss of $13.3 million and increases in accounts receivable of $3.9 million and inventory of $11.0 million.

Capital expenditures of $13.0 million for the period ended September 30, 1999 were primarily for leasehold improvements on the Company's new manufacturing facility, additional manufacturing equipment and purchases of management information systems.

Cash provided by financing activities for the period ended September 30, 1999 was $3.7 million. The Company has elected S Corporation status for federal and state tax purpose, and other than the 1.5% state tax, income tax is paid by its shareholder. The Company distributed cash dividends of $3.7 million to its shareholder to pay federal and state taxes.

ACQUISITION FACILITY - The Company has a $41 million line of credit that matures January 31, 2001. No more than $10 million is available for working capital and general corporate purposes. Borrowings under the working capital portion of the facility were $7.5 million at September 30, 1999. On October 29,1999, the Company and Global Sub entered into a limited waiver and amendment to the credit facilities, pursuant to which, among other things, (a) the lenders party thereto waived certain events of default resulting from Global Sub's failure to comply with certain financial covenants contained therein, (b) availability thereunder was reduced from $75 million to $41 million, (c) the maturity date thereof was accelerated from April 22 , 2003 to January 31, 2001, (d) certain financial covenants contained therein were amended to be less restrictive, and (e) the interest rate thereunder was increased by 0.5%.


                              YEAR 2000 COMPLIANCE

The Company has completed replacing its computer software applications and systems. We believe the new systems accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The cost of the new systems was $2.2 million of which $1.8 was capitalized and $0.4 was expensed. The Company does not currently have any information concerning the compliance status of its suppliers. Failure by the Company's suppliers to be in compliance could have a material adverse effect to the Company.

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

ITEM 3.  MARKET RISK

The Company currently uses no material derivative financial instruments that expose the Company to significant market risk. However, the Company's cash flow, earnings and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. Other than the amendments to the Acquisition Facility, as described in the Liquidity and Capital Resources, there have been no significant changes in the Company's market risk in the quarter ended September 30, 1999.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in certain litigation in the normal course of business. The Company believes, after consultation with legal counsel, that liability incurred in connection with pending or threatened litigation, if any, will not be material to the Company's results of operations or financial condition.

ITEM 2.  AMENDMENT TO CREDIT AGREEMENT

         See Exhibit #2

ITEM 6.  EXHIBITS


         Exhibit 27 - Financial Data Schedule for the quarter ended September
                      30, 1999, which is submitted electronically to the Commission for information only.

         Exhibit 2 -  Amendment to Credit Agreement

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Date: November 10, 1999
                             Global Health Sciences, Inc.
                             Global Health Sub, Inc.
                             D&F Industries, Inc.
                             Raven Industries, Inc.
                             West Coast Sales
                             Dynamic Products, Inc.


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