Form 10-K
period 1999-12-31
GLOBAL HEALTH SCIENCES INC; RAVEN INDUSTRIES INC/CA/; DYNAMIC PRODUCTS INC; WEST COAST SALES; GLOBAL HEALTH SUB INC; D&F INDUSTRIES INC
filed 2000-03-31
CIK 1060980, 1060981, 1060982, 1060983, 1060984, 1060985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
           December 31, 1999.

                                       or

   / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                       COMMISSION FILE NUMBER: 333-52534

                            ------------------------

                          GLOBAL HEALTH SCIENCES, INC.
                SEE PAGE 2 FOR A LIST OF ADDITIONAL REGISTRANTS

                 CALIFORNIA                                     95-3267801

             987 NORTH ENTERPRISE STREET, ORANGE, CALIFORNIA 92867
                                 (714) 633-2320

       Securities registered pursuant to Section 12(b) of the Act: None.

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    At March 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the registrant was $0. For purposes of this information, the outstanding shares of common stock owned by directors and executive officers of the registrant were deemed to be shares of Common Stock held by affiliates.

    On March 15, 2000 the registrant had outstanding 495,148 shares of common stock, par value $0.01 per share, which is the registrant's only class of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ADDITIONAL REGISTRANTS

                                                                              COMMISSION       ADDRESS, INCLUDING
                                                                              FILE NO./           ZIP CODE AND
    EXACT NAME OF        STATE OR OTHER                  PRIMARY STANDARD        IRS            TELEPHONE NUMBER
    REGISTRANT AS       JURISDICTION OF      NO. OF         INDUSTRIAL         EMPLOYER           AREA CODE OF
   SPECIFIED IN ITS     INCORPORATION OR     SHARES       CLASSIFICATION    IDENTIFICATION   REGISTRANT'S PRINCIPAL
       CHARTER            ORGANIZATION     OUTSTANDING       CODE NO.           NUMBER         EXECUTIVE OFFICER
----------------------  ----------------   -----------   ----------------   --------------   ----------------------
Global Health Sub,                                                                           987 N. Enterprise St.
Inc...................  California             100             2833         33-0801650       Orange, CA 92867
                                                                                             (714) 633-2320

Raven Industries,                                                                            987 N. Enterprise St.
Inc...................  California             100             2833         33-0042849       Orange, CA 92867
                                                                                             (714) 633-2320

West Coast Sales                                                                             987 N. Enterprise St.
Inc...................  California             100             2833         33-0554820       Orange, CA 92867
                                                                                             (714) 633-2320

Dynamic Products,                                                                            987 N. Enterprise St.
Inc...................  California             100             2833         33-023847        Orange, CA 92867
                                                                                             (714) 633-2320

D&F Industries,                                                                              987 N. Enterprise St.
Inc...................  California             100             2833         33-0801652       Orange, CA 92867
                                                                                             (714) 633-2320

                                     PART I

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

    The Company's products are sold to over 75 customers, including Herbalife International, Inc. ("Herbalife"), Natural Supplement Association, Inc. d/b/a Experimental and Applied Sciences ("EAS") and Metagenics, Inc. ("Metagenics"), who then distribute these products in over 35 countries. For the fiscal year ended December 31, 1999, sales to Herbalife represented approximately 57% of the Company's total sales and sales to EAS represented approximately 23% of the Company's business. Since 1995, sales to non-Herbalife customers have grown from $14.8 million to $107 million in 1999. See "Business-Sales and Distribution."

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

    HERBAL SUPPLEMENTS. The Company's herbal supplements are sold to a number of the Company's customers and are intended to address certain physiological conditions such as bone and joint function, aging, visual acuity and prostate health. The Company's herbal supplements are sold primarily in the form of tablets and capsules. The Company also sells a number of aloe-based products primarily liquids and gels. The production of all liquid and gel products is subcontracted to other manufacturers. Common herbs used in the Company's formulations include St. John's wort, ginkgo biloba, echinacea, saw palmetto, garlic, schizandra berry extract, valerian root, kava kava, ginseng and lutein.

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

    OTHER PRODUCTS. The Company manufactures other products in order to meet the specific requirements of certain customers including pet products and products intended to aid in the treatment of poisonings. These products currently account for a small but growing percentage of the Company's sales. The Company also manufactures over-the-counter ("OTC") drugs and pet products in solid and powder form. The Company subcontracts to other manufacturers the production of its liquid, ointment and gel products, including aloe drinks, acne and arthritis creams, herbal shampoos and fish oil capsules.

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

    The Company will often begin its development process by identifying target groups with certain physiological needs (E.G., weight control or prostate health) and then develop a dietary supplement product to respond to these needs. The Company may also develop a product based on a newly discovered or unique raw material or on a new application of an existing raw material. After either identifying a target group or a new raw material, the Company will then develop a product in its pilot laboratory. The Company refines the new product in the pilot laboratory to ensure that it contains the proper mix of ingredients to respond to the physiological problem for which it has been designed or that it makes proper use of the new raw material. Part of the process is to establish that the new product can be manufactured on a large scale, in an economical and efficient manner and with satisfactory size, shape, color, solubility and shelf life. After developing the product, the Company will present the product to an appropriate customer who will, if interested, enter into an agreement with the Company to distribute the new product in return for the obligation to purchase the new product exclusively from the Company.

    Another method of product development is the formulation of new or modified products in response to a customer's request. Customers will often approach the Company to request a product containing particular ingredients or designed for a specific condition. The product development team will then develop such a product for that customer that meets its particular specifications using the development techniques discussed above.

    The Company's seven-member product development team, led by Mr. Richard D. Marconi, Chairman of the Board and President of the Company, includes a former NASA scientist who assisted in the development of a nutrition program for early space flights and a former member of the USDA's Human Nutrition Institute. The team is responsible for new product formulations, herbal and nutritional ingredient use and formulation safety. The Company maintains an extensive collection of literature on herbal remedies and products and keeps abreast of new developments by reviewing a wide variety of scientific and medical journals and attending industry, the U.S. Food and Drug Administration (the "FDA"), United States Pharmacopoeia Convention, Inc. ("USP") and other scientific seminars and conferences. The Company also maintains consulting arrangements with a number of respected scientists and other experts, some of whom participated in the drafting and passage of the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). These scientists and other experts are also consulted periodically in order to identify new health trends prior to and during the development of new products.

MANUFACTURING AND PRODUCT QUALITY

    The Company believes that it has distinguished itself within the dietary and nutritional supplement industry through consistently manufacturing high quality products. All of the Company's products are manufactured and packaged at facilities located in Orange County, California, all of which are located within a ten-mile radius.

    In June 1999, the Company consolidated at a single facility of 286,000 square feet a total of four locations which previously occupied 155,000 square feet. The consolidation reduced the Company's total number of facilities from eight to five. In connection with the move the Company substantially increased its capacity for the manufacturing and packaging of meal replacement and protein
powders and teas.   The powder manufacturing and packaging area in the new
facility contains blending equipment consisting of five dual head can-filling lines, two dual head small bottle-filling lines and twelve automatic packet lines. Raw materials for the Company's products are received and prepared for blending in this facility, which also contains resources for the shipment of finished products to customers. In addition, this facility houses the tablet packaging area, which has increased capacity to eight packaging lines.

    Equipment at the Company's separate 72,000 square foot tablet and capsule facility includes high-speed tablet presses, encapsulating machines, large capacity blenders, a large hammer mill, miscellaneous mills and oscillators and various coating machines and pans. The tablet and capsule facility also contains production offices and warehousing and receiving departments.

    The facilities include a 12,000 square foot facility that contains the Company's granulation plant and administrative offices. Equipment at the granulation plant includes wall ovens, fluid bed dryers and wet granulators.

    American Ingredients, Inc. ("American") occupies a 37,800 square foot facility for its manufacturing and warehouse activities. This facility also serves as the corporate office for American.

    The Company's manufacturing facilities are capable of producing over 700 million capsules and tablets and over six million pounds of blended powder per month. The powder business is capable of filling on a monthly basis approximately 2.7 million cans and large bottles, approximately 1.5 million small bottles and approximately 10.0 million packets. The Company custom manufactures all of its products to meet its customers' specifications and, as a result, maintains a very low finished goods inventory. The Company normally operates two work shifts, but has the capability to run three, if necessary, to meet its customers' needs.

    The Company's flexible manufacturing lines enable it to service its equipment without materially interrupting production by shifting output among various lines. Equipment servicing is generally completed in-house by employees of the Company. The Company has also designed modifications to its equipment to produce better quality products.

    The Company purchases its raw materials from several foreign and domestic third-party suppliers, two of which accounted for more than 10% of the Company's total purchases in 1999. Several of these raw materials are harvested on a seasonal basis. The Company's raw material needs are readily available from multiple suppliers and the Company is not dependent on any single supplier.

    The Company maintains a quality control department at each production facility, led by individuals with backgrounds in pharmacology and nutrition. Each product undergoes comprehensive quality control testing procedures in the Company's on-site quality control laboratories from the receipt of all incoming raw materials through the distribution of the finished product. Each laboratory contains equipment such as computerized liquid chromatographs, automatic spectrometers, dissolutioned testers and disintegration testers and each laboratory has complete microbiological testing capabilities. Incoming raw materials are subjected to numerous testing procedures, including liquid chromatography and infrared spectrophotometry, to ensure that the product is unadulterated and labeled correctly. Moreover, in order to easily identify the origin of the ingredients contained in its products and ensure traceability, the Company tracks each ingredient by assigning it a commodity number and lot number. Tablet products are frequently tested during the manufacturing process for friability, thickness, hardness and weight. In addition, periodically throughout production, quality control personnel will take samples to perform product assays. After a product is manufactured, it is subjected to stability, dissolution and potency tests. The Company's powder products are tested and sampled in the laboratory for proper mix and "taste and mouth-feel" to ensure correct color and consistency.

SALES AND DISTRIBUTION

    The Company's products are sold to over 75 customers who distribute them throughout the United States, Europe and Asia. Herbalife, which has been a customer of the Company since its formation in 1980, is the Company's largest customer. Products manufactured for Herbalife are specially formulated and packaged only for Herbalife's distribution channel and are not available through retailers. Sales to Herbalife represented 57%, 61%, and 76% of the Company's total sales in 1999, 1998, and 1997, respectively. Additionally, sales to EAS represented approximately 23%, 27% and 12% of the Company's sales in 1999, 1998 and 1997, respectively. Since 1995, sales to non-Herbalife customers have grown from $14.8 million to $106.9 million in 1999. The Company intends to expand its presence in the health food/retail market through such customers as EAS, in the growing direct television market through such customers as The Good Doctors, and in direct sales to fitness centers through Bally's Total Fitness. In addition, the Company plans to expand its sales in international markets by developing new customers and by supplying the needs of its existing customers in the growing markets of Europe, Latin America and Asia.

    In September 1997, D&F industries, Inc., a California corporation ("D&F"), Raven Industries, Inc. d/b/a Omni-Pak Industries, a California corporation ("Omni-Pak"), and Dynamic Products, Inc., a California Corporation ("Dynamic"), entered into separate three-year agreements with Herbalife replacing their previous agreements. Pursuant to these agreements, Herbalife is required to purchase from each of D&F, Omni-Pak and Dynamic, respectively, any combination of products in an aggregate dollar amount equal to at least the sum of (i) 80% of the aggregate dollar amount of all purchases made by Herbalife of nutritional supplement products manufactured by the Company and by another supplier in accordance with a product formula developed by the Company and (ii) 40% of the aggregate dollar amount of all purchases made by Herbalife of independent nutritional supplement products manufactured by suppliers other than the Company. The agreements cover all products currently manufactured for Herbalife for distribution in the countries in which Herbalife currently distributes such products. The prices for the products purchased by Herbalife are fixed, subject to adjustment in the event of a variation (upwards or downwards) in excess of five percent in the aggregate actual cost of the raw materials used to manufacture the products supplied to Herbalife. The agreements also provide the Company with a right of first refusal to become the primary manufacturing source for Herbalife for certain new products developed by Herbalife for distribution in the countries in which Herbalife distributes products currently manufactured by the Company. Pursuant to the agreements, the Company transferred to Herbalife those formulas owned by the Company for all products manufactured by the Company exclusively for Herbalife at January 1998. In the event of a material breach of the agreement by either party, the breaching party has 60 days to cure such breach. If such breach is not cured within such period, the non-breaching party can terminate each agreement with 60 days prior written notice. In addition, Herbalife may terminate any agreement if the Company fails to meet certain service level requirements or immediately following a change in control. A change in control is triggered in the event that, among other things, without the prior written consent of Herbalife, Mr. Marconi ceases to own more than 50% of the capital stock of the Company or if Mr. Marconi is no longer an executive officer of the Company and responsible for the day-to-day operations and management of the Company.

COMPETITION

    The dietary and nutritional supplement industry is highly fragmented. The industry includes (i) companies that produce products for specialty health and natural food stores, (ii) companies that manufacture products for the mass retail market and (iii) direct sales and mail order companies. There are numerous dietary and nutritional supplement manufacturers of general products, including Twin Laboratories, Inc., NBTY, Inc., Rexall Sundown, Inc. and Leiner Health Products Group Inc., some of which are larger and have greater resources than the Company.

EMPLOYEES

    At December 31, 1999, the Company employed 777 persons. Of these employees, 141 are in executive or administrative capacities with the remaining employees in manufacturing, shipping and packaging positions. None of the Company's employees are represented by a labor union. The Company considers its relationship with its employees to be good.

    At December 31, 1999, the Company also utilized 579 temporary employees. These employees are supplied to the Company by a temporary agency that maintains offices at the Company's manufacturing facilities. This enables the Company to utilize temporary employees to adjust staffing levels on a daily basis in response to fluctuations in demand or an unexpected increase in sales volume.

REGULATORY MATTERS

    The manufacturing, packaging, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more federal agencies, including the FDA, the U.S.

Federal Trade Commission ("FTC") and the U.S. Environmental Protection Agency ("EPA"), and various agencies of the states, localities and foreign countries in which the Company's products are sold. The FDA, pursuant to the Federal Food, Drug and Cosmetic Act ["FFDC"], regulates the production, packaging, labeling and distribution of dietary supplements, drugs and cosmetics. The FTC regulates the advertising of such products.

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

    Under the DSHEA, dietary ingredients that were on the market in the United States prior to October 15, 1994 may be sold without the FDA's pre-market approval and without notifying the FDA. The marketing of a product containing a new dietary ingredient (one not on the market prior to October 15, 1994) requires that: (i) it has been used as an article of food without being chemically altered or (ii) there is evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe and such evidence is often supplied to the FDA at least 75 days before the initial use of any new dietary ingredient. There can be no assurance that the FDA will accept the evidence of prior use or safety presented for any new dietary ingredient that the Company may decide to use in the future and the FDA's refusal to accept any such evidence could result in a determination that either the product is adulterated or the product must be regulated as a food additive, which requires FDA approval prior to marketing. Under the DSHEA, the burden of proving the safety of the dietary supplement is shifted from the manufacturers to the FDA. The FDA may object only if a product or ingredient presents a "significant and unreasonable risk of illness or injury" or poses an imminent safety hazard.

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

    The Company exercises significant control over the labeling of its customers' nutritional and dietary supplement products. The Company designs the "Nutrition Facts" box required by the NLEA for its powdered products. The Company performs some review of the proposed structure/function claims made on the labels of the dietary supplement products for compliance with the DSHEA. Submission of these claims as required by the FFDC is the obligation of the Company's customers, but the Company does submit to the FDA labels for many of the dietary supplements that contain structure/function claims. Maintaining the substantiation for such claims as required under the FFDC is the obligation of the Company's customers. Similarly, the Company's customers are responsible for making the required submissions to the FDA for any new dietary ingredients.

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

    The DSHEA authorizes the FDA to promulgate GMPs with respect to the manufacture of dietary supplements, to be modeled after the current GMPs applicable to food products. On February 6, 1997, the FDA published an advance notice of proposed rulemaking ("ANPR") in which it requested public comment concerning whether to adopt GMP regulations for dietary supplements. The ANPR reprinted and requested comments on a draft regulatory framework prepared by the dietary supplement industry addressing the appropriate scope and content for dietary supplement GMP regulations. The comment period for this ANPR closed on May 7, 1997. The Company cannot predict in what form such regulations, if adopted, would be enacted. As with any new regulations, if adopted, the Company will take all necessary steps to attempt to comply with such new regulations.

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

    Certain of the Company's products contain a Chinese herb known as "Ma Huang," which contains naturally occurring ephedrine. The Company estimates that these products accounted for approximately 2% of the Company's sales in the fiscal year ended December 31, 1999. Ma Huang has been the subject of certain adverse publicity in the United States and other countries relating to alleged harmful or adverse effects, including the deaths of several individuals.

    On April 10, 1996, the FDA issued a statement warning consumers not to purchase or consume dietary supplements containing ephedrine with labels portraying the products as apparent alternatives to illegal street drugs. None of the Company's products which contain Ma Huang are marketed for such purpose. The FDA explained that the products portrayed as alternatives to illegal street drugs pose significant health risks to consumers-dizziness, headache, gastrointestinal distress, irregular heartbeat, heart palpitations, heart attack, strokes, seizures and death, and that the labels on such products claim or imply that they produce such effects as euphoria, increased sexual sensations, heightened awareness, increased energy and other effects. In
August 1996, the FDA sent warning letters to several companies marketing such products as alternatives to street drugs, indicating that enforcement action with respect to such products may be initiated.

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

ITEM 2. PROPERTIES.

    The Company leases the following facilities in Orange County, California:
(i) a newly improved and occupied 286,000 square foot powder production and packaging facility; (ii) a 72,000 square foot tablet and capsule manufacturing facility; (iii) a 12,000 square foot facility that includes a granulation plant and administrative offices; (iv) a 39,000 square foot warehouse facility; and
(v) a 37,800 square foot facility for American's corporate offices and warehousing. In addition, as a result of the consolidation of operations from prior locations to the powder production facility, the Company has sublet two other leased facilities and is in sublet negotiations on one other leased facility.

    The Company's leases have remaining terms of three to ten years. In 1999, the Company paid aggregate rent for its facilities of approximately
$2.5 million.

    The Company believes that its facilities and equipment are maintained in good operating condition and are adequate for its current foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is from time to time a party to lawsuits arising in the ordinary course of its business. The Company believes that the ultimate resolution of pending litigation will not materially and adversely affect the Company's business, financial condition or results of operations.

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

    Because the Company has elected S corporation status for federal and state income tax purposes, taxable income is passed through to the Company's shareholders. In 1997, 1998 and 1999 the Company distributed as a dividend to its shareholders amounts sufficient for the shareholders to pay their required taxes.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth selected financial data for the Company and D&F (the "Predecessor") as of and for each of the five years ended December 31, 1999 and is derived from audited financial statements of the Company and the Predecessor. The information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, each of which is included elsewhere herein.

                                                 1995       1996       1997       1998       1999
                                               --------   --------   --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Sales......................................  $52,164    $73,523    $85,191    $146,741   $246,941
  Cost of sales..............................   34,895     47,958     55,020     102,756    181,548
  Gross Profit...............................   17,269     25,565     30,171      43,985     65,393
  Selling, general and administrative
    expenses.................................    5,462      6,347      7,088      28,263     57,335
                                               -------    -------    -------    --------   --------
  Operating income...........................   11,807     19,218     23,083      15,722      8,058
  Interest income (expense), net.............       76         56         82     (17,842)   (30,744)
                                               -------    -------    -------    --------   --------
  Income (loss) before state income taxes....   11,883     19,274     23,165      (2,120)   (22,686)
  State income taxes (a).....................      137        280        350         203         64
                                               -------    -------    -------    --------   --------
  Net income (loss)..........................  $11,746    $18,994    $22,815    $ (2,323)  $(22,750)
                                               =======    =======    =======    ========   ========
BALANCE SHEET DATA
  Cash and cash equivalents..................  $ 4,474    $ 4,571    $ 3,768    $  7,987   $  6,400
  Working Capital............................    3,258      4,048      5,612     (16,542)   (19,434)
  Total assets...............................   11,949     13,670     16,736     202,743    202,877
  Total liabilities..........................      640        540        420     272,511    299,342
  Shareholders' equity (deficit).............    5,170      6,328      7,596     (69,768)   (96,465)
OTHER DATA
  EBITDA.....................................  $12,256    $19,722    $23,606    $ 32,661   $ 43,516
  EBITDA Margin..............................     23.5%      26.8%      27.7%       22.3%      17.6%
  Cash flows provided by (used in):
  Operating Activities.......................  $14,447    $18,905    $21,090    $ 12,726   $  9,459
  Investing Activities.......................     (420)      (871)      (226)   (173,246)   (14,599)
  Financing Activities.......................  (11,344)   (17,936)   (21,667)    164,739      3,553
  Capital expenditures.......................      420        871        226       2,705     14,099
  Dividends (a) (b)..........................  (11,214)   (17,836)   (21,547)    (14,114)    (3,947)
  Depreciation and amortization..............      449        504        523      15,891     35,522

------------------------

Note: Amortization of loan fees are included in interest expense

                 SELECTED SUPPLEMENTAL COMBINED FINANCIAL DATA

    The following table sets forth the Company's selected consolidated financial data as of and for the year ended December 31,1999 and selected historical combined D&F and Omni-Pak and affiliates financial data ("Combined Financial Data") as of and for each of the four years in the period ended December 31, 1998. The Combined Financial Data presents the combined group's historical operating results which, in the opinion of management, provide a more meaningful representation of the underlying business and cash flows. These entities were combined on April 23, 1998 to form Global Health and, prior to such date, were operated under common management and had a high degree of common ownership, customers and financial and operating systems. The 1998 balance sheet data and the 1999 statement of income and other data include American Ingredients, Inc., which were not included in prior periods. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, each of which is included elsewhere herein.

                                               1995       1996       1997       1998       1999
                                             --------   --------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
  Sales....................................  $85,264    $144,735   $182,385   $177,511   $246,941
  Cost of sales............................   55,382      94,758    117,733    123,766    181,548
                                             -------    --------   --------   --------   --------
  Gross Profit.............................   29,882      49,977     64,652     53,745     65,393
  Selling, general and administrative
    expenses...............................    8,246      11,203     13,019     30,175     57,335
                                             -------    --------   --------   --------   --------
  Operating income.........................   21,636      38,774     51,633     23,570      8,058
  Interest income (expense), net...........      144         162        279    (17,800)   (30,744)
                                             -------    --------   --------   --------   --------
  Income loss before state income taxes....   21,780      38,936     51,912      5,570    (22,686)
  State income taxes (a)...................      283         567        778        322         64
                                             -------    --------   --------   --------   --------
  Net income (loss) (a)....................  $21,497    $ 38,369   $ 51,134   $  5,448   $(22,750)
                                             =======    ========   ========   ========   ========
BALANCE SHEET DATA
  Cash and cash equivalents................  $ 8,155    $  7,079   $  8,957   $  7,987   $  6,400
  Working Capital..........................    6,601       6,901     12,032    (16,542)   (19,434)
  Total assets.............................   21,047      23,783     31,505    202,743    202,877
  Total liabilities........................      640         540        420    272,511    299,342
  Shareholders' equity (deficit)...........    9,789      11,498     16,643    (69,768)   (96,465)
OTHER DATA
  EBITDA (b)...............................  $22,363    $ 39,676   $ 52,669   $ 42,693   $ 43,516
  EBITDA Margin (b)........................     26.2%       27.4%      28.9%      24.1%      17.6%
  Cash flows provided by:
  Operating activities.....................  $25,814    $ 37,995   $ 49,037   $ 23,971   $  9,459
  Investing activities.....................     (786)     (2,311)    (1,050)  (173,246)   (14,599)
  Financing activities.....................  (20,939)    (36,760)   (46,109)   150,946      3,553
  Capital expenditures.....................      786       2,311      1,050      2,283     14,099
  Dividends (a) (b)........................  (20,808)    (36,660)   (45,989)   (27,931)    (3,947)
  Depreciation and amortization............      727         902      1,036     19,123     35.522

------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE HEREIN.

OVERVIEW

    The Company, founded in 1978, is one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. The Company develops specialty products for branded distribution companies, branded retailers, television. marketing companies and network marketing organizations who then distribute such products throughout the world.

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

    Effective April 23, 1998, (i) D&F changed its name to Global Health Sciences, Inc., (ii) Global Health formed Global Sub, (iii) Global Sub formed D&F, Raven Sub, Inc. ("Omni-Pak Merger Sub"), Dynamic Sub, Inc. ("Dynamic Merger Sub") and New West Coast Sales, Inc. ("West Coast Merger Sub"), (iv) Global Health transferred to D&F Sub all of its assets and liabilities except for its obligation under the Company's 11% Senior Notes due 2008 (the "Notes") and the capital stock of Global Sub, (v) Global Health acquired Omni-Pak and affiliates for approximately $137.9 million in cash and expenses, in transactions accounted for under the purchase method of accounting, pursuant to the mergers of Omni-Pak Merger Sub and Omni-Pak (with Omni-Pak as the surviving corporation), Dynamic Merger Sub and Dynamic (with Dynamic as the surviving corporation), and West Coast Merger Sub and West Coast (with West Coast as the surviving corporation) and, (vi) the shareholders of Global Health received approximately
$58.7 million in cash in exchange for the cancellation of approximately 50% of the outstanding capital stock of Global Health (collectively, the "Reorganization"). A portion of the proceeds, $3.9 million, were held back until the Notes were registered.

    IN AUGUST 1998 THE NOTES WERE REGISTERED AND THE $3.9 MILLION WAS PAID TO THE SHAREHOLDERS. In December 1998, the Company, through its wholly owned subsidiary, Global Sub, acquired American for $36.3 million. American is a supplier of raw materials to the nutraceutical industry with 1998 revenues of $29.5 million and pre-tax income of $4.4 million before payment of $6 million in one-time bonuses to key employees. The acquisition was financed with cash and borrowings under the Company's bank line of credit.

    The Company's historical growth in sales and EBITDA has been primarily attributable to increased sales to Herbalife, the Company's largest customer. Combined sales to Herbalife have increased from approximately $70.5 million in fiscal year 1995, representing approximately 83% of the Company's combined sales in that year, to approximately $142 million in fiscal year 1999, representing approximately 57% of the Company's combined sales in that year. Due to the significant percentage of the Company's sales attributable to Herbalife, fluctuations in Herbalife's inventory levels or inaccurate sales forecasting by Herbalife have had adverse effects on Company sales in the past and could have adverse effects in the future. The Company and Herbalife are parties to supply agreements which extend through January, 2001 and have begun preliminary discussions relating to the extension or renewal of these agreements.There is no assurance that the Herbalife agreements will be renewed or that Herbalife will not seek other sources for all or a significant portion of the materials that it now obtains from the Company. The Company's sales and earnings could suffer materially if (i) the agreements were not renewed and Herbalife elected to seek other suppliers for all or a significant portion of the materials which it currently obtains from the Company or (ii) the agreement or the underlying relationship were renewed or extended on an unfavorable basis.

    In addition to the historical financial information and accompanying discussion and analysis regarding D&F presented below, supplemental combined historical financial information and accompanying discussion are also presented because, in the opinion of management, such information provides a more meaningful representation of the Company's underlying business and cash flows.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    SALES. In 1999, sales increased by $100.2 million, or 68.3%, to $246.9 million compared to $146.7 million in 1998. The increase in sales primarily resulted from increased sales to Herbalife and EAS and the acquisition of American and the impact of the Reorganization. The sales of Omni-Pak and affiliates are included for 12 months in 1999. However, in 1998 sales for Omni-Pak and affiliates are included from date of acquisition, April 23, 1998.

    COST OF SALES AND GROSS PROFIT. Cost of sales increased by $78.7 million, or 76.6%, to $181.5 million in 1999 compared to $102.8 million in 1998. Cost of sales as a percentage of sales increased to 73.5% in 1999 compared to 70.0% in 1998, thereby reducing gross margin in 1999 to 26.5% from 30.0% in 1998. The increase in the dollar amount of cost of sales resulted from the increase in sales in 1999 compared to 1998. The decrease in gross margin as a percent of sales resulted primarily from relatively higher raw material costs (principally at American), higher operating costs in the Company's new La Palma facility and non-recurring start-up costs at the La Palma facility of $0.8 million.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including amortization of intangibles increased by $29.0 million, or 102.5%, to $57.3 million in 1999 compared to $28.3 million in 1998. As a percentage of sales, selling, general and administrative expenses increased by 3.9% to 23.2% in 1999 compared to 19.3% in 1998. The increase in selling, general and administrative expenses is primarily due to an increase in amortization of intangibles ($17.0 million) resulting from the Recapitalization and, the acquisition of American ($4.2 million), the Reorganization
($2.8 million), and the increase in costs to support increased sales
($3.6 million) and costs not expected to recur in year 2000 ($2.4 million). Amortization of intangibles as a percentage of sales increased by 2.5% to 13.2% in 1999 compared to 10.7% in 1998. Selling, general and administrative expenses, excluding the amortization of intangibles, as a percentage of sales increased by 1.4% to 10.0% in 1999 as compared to 8.6% in 1998. Costs not expected to recur in 2000 were 1.0% of sales.

    NET (LOSS) INCOME. Net loss increased by $20.5 million to a net loss of $22.8 million in 1999 compared to net loss of $2.3 million in 1998. The increase in net loss reflects the net effect of higher gross profits resulting from increased sales, offset by increased costs related to the Recapitalization; interest on senior debt increased $12.9 million and amortization of intangibles increased $17.0 million, increased selling, general and administrative costs to support increased sales, and costs not expected to recur in 2000. In 1999 operating results reflect interest on senior debt and amortization of intangibles for 12 months, whereas, the 1998 operating results reflect these costs from the dates of Recapitalization and Acquisition. Costs not expected to recur in 2000 totaled $3.2 million, including $0.8 million of start-up costs at the Company's new facility, $1.0 million of costs expensed in connection with the implementation of the company's new computer system, and $1.4 million in other costs not expected to recur in 2000.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    SALES. In 1998, sales increased by $61.5 million, or 72.2%, to $146.7 million compared to $85.2 million in 1997. The increase in sales primarily resulted from the impact of the Reorganization. The sales of Omni-Pak and affiliates are included in the consolidated results from April 23, 1998.

    COST OF SALES AND GROSS PROFIT. Cost of sales increased by $47.8 million, or 86.9%, to $102.8 million in 1998 compared to $55.0 million in 1997, while cost of sales as a percentage of sales increased to 70.0% in 1998 compared to 64.6% in 1997, thereby reducing gross margin in 1998 to 30.0% from 35.4% in 1997. The increase in cost of sales resulted from the increase in sales in 1998 compared to 1997, and the reduction in gross margin principally resulted from a change in the mix of business and the impact of the price reduction in the Herbalife supply agreement.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, including amortization of intangibles increased by $21.2 million, or 298.6%, to $28.3 million in 1998 compared to $7.1 million in 1997. As a percentage of sales, selling, general and administrative expenses increased to 19.3% in 1998 compared to 8.3% in 1997. The increase in selling, general and administrative expenses primarily resulted from the impact of the Reorganization and an increase of $15.7 million in amortization of intangibles. The increase in selling, general and administrative expenses as a percentage of sales primarily resulted from the amortization of intangibles (10.7% of sales).

    NET (LOSS) INCOME. Net income decreased by $25.1 million to a loss of $2.3 million in 1998 compared to net income of $22.8 million in 1997. This decrease resulted primarily from interest on senior debt incurred in April 1998 ($17.8 million) and amortization of intangibles ($15.7 million).

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash needs are for working capital, acquisitions and capital expenditures. Prior to April 22, 1998, the Company financed its cash requirements through internally generated cash flow. As a result of limited availability under currently arranged bank lines of credit, the Company expects that its primary source of ongoing liquidity will be cash flow from operations.

    The Company's bank line of credit,(the Facility), provides for up to $31 million for acquisitions plus $10.0 million for working capital and general corporate purposes. It is secured by all of the assets of the Company and matures in January, 2001. As of December 31, 1999, the Company had drawn the acquisition portion of the Facility and all but $2.5 million of the working capital portion. The Facility requires the Company to maintain certain ratios of leverage, fixed charge coverage and interest coverage, all as defined. The unused balance of the facility cannot be drawn unless the Company is in compliance with all of the covenants under the Credit Agreement.

    As of December 31, 1999, the Company did not meet the minimum EBITDA requirement under the Credit Agreement. As a result, the Company failed to meet several covenant requirements. Under the terms of the Credit Agreement, the Company has the option of raising capital to cure the deficiency. The amount of capital required to be in full compliance would be $2.9 million. The Company is currently considering whether to raise the required capital or find a new lending group.

There can be no assurance that the Company will be able to raise the capital or find a new lending group before the current lenders declare a default under the Credit Agreement.

    The Company is actively engaged in discussions with other lenders to replace or refinance the entire line of credit under the Credit Agreement at or prior to its expiration. There is risk that that Company will not be able to obtain a replacement facility or that the terms of any replacement facility that may be available will not be advantageous. Failure to refinance or replace the line of credit or to cure violations of covenants could have material adverse consequences for the Company and could result in a default under the Notes. In any event, the Company does not anticipate that any replacement facility it obtains will provide it with significant additional liquidity, capital financing or funding for acquisitions; accordingly, for the foreseeable future, the Company expects to depend primarily on cash flow from operations to meet its liquidity and capital needs. Under these circumstances, the Company does not plan or expect to make additional acquisitions, except in circumstances where the costs of each acquisition are funded through incremental debt or equity financing on a basis that reduces the Company's ratio of total debt to EBITDA. Failure to obtain additional funding for acquisitions could limit the Company's ability to expand its marketing and production capabilities as necessary to grow its business and compete effectively.

    Cash provided by operating activities for the years ended December 31, 1999, 1998 and 1997, was $9.5 million, $12.7 million and $21.1 million, respectively. The major operating uses for these periods resulted from changes in accounts receivable, inventories and prepaid expenses and other current assets, $0.8 million of start-up costs at the Companies new facility, $1.0 million of costs expensed in connection with the implementation of the company's new computer system, and $1.4 million in other costs not expected to recur in 2000.

    Cash used in investing activities for the years ended December 31, 1999, 1998 and 1997 was $14.6 million, $173.2 million and $0.2 million, respectively. Investing activities consisted of the buildout and equipment costs for the new La Palma facility in 1998, the purchase of Omni-Pak and affiliates for $137.9 million and American for $36.3 million in 1998 and purchases of property and equipment in all three years.

    Cash provided by (used in) financing activities for the years ended
December 31, 1999, 1998, and 1997 was $3.6 million, $164.7 million, and $(21.7)
million respectively. The principal uses of cash for financing activities for the year ended December 31, 1999 were dividends to shareholders in the amount of $3.9 million. The principal source of cash from financing activities in 1999 were borrowings from the operating portion of the Facility. The principal source of cash from financing activities in 1998 was the proceeds from the issuance of notes, net of issuance costs, of $210.8 million and borrowing under the acquisition facility of $31 million. The principal use of cash for financing activities for the years ended December 31, 1998 and 1997 was cash dividends paid to shareholders in the amounts of $14.1 million and $21.5 million, respectively, and the repurchase of common stock for $62.6 million in 1998.

COMBINED D&F, OMNI-PAK AND AFFILIATES RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    SALES. In 1999, sales increased by $69.4 million, or 39.1%, to $246.9 million compared to $177.5 million in 1998. The increase in sales primarily resulted from the rapid growth in sales to Herbalife and EAS and the acquisition of American.

    COST OF SALES AND GROSS PROFIT. Cost of sales increased by $57.7 million, or 46.6%, to $181.5 million in 1999 compared to $123.8 million in 1998. Cost of sales as a percentage of sales increased to 73.5% in 1999 compared to 69.7% in 1998, thereby reducing gross margin in 1999 to 26.5% from 30.3% in 1998. The increase in the dollar amount of cost of sales resulted from the increase in sales in 1999 compared to 1998. The decrease in gross margin as a percent of sales resulted primarily from relatively higher raw material costs (principally at American), higher operating costs in the Company's new La Palma facility and non-recurring start-up costs at the La Palma facility.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, included amortization of intangibles, increased by $27.1 million, or 89.7%, to $57.3 million in 1999 compared to $30.2 million in 1998. As a percentage of sales, selling, general and administrative expenses increased by 6.2% to 23.2% in 1999 compared to 17.0% in 1998. The increase in selling, general and administrative expenses is primarily due to an increase in amortization of intangibles ($17.0 million) resulting from the Recapitalization and the acquisition of American (4.2 million), the increase in costs to support increased sales ($3.6 million) and costs not expected to recur in year 2000 ($2.4 million). Amortization of intangibles as a percentage of sales increased by 4.4% to 13.2% in 1999 compared to 8.8% in 1998. Selling, general and administrative expenses, excluding the amortization of intangibles, as a percentage of sales increased by 1.8% to 10.0% in 1999 as compared to 8.2% in 1998. Costs not expected to recur in 2000 were 1.0% of sales.

    NET INCOME (LOSS). Net income (loss) decreased by $28.2 million to a loss of $22.8 million in 1999 compared to net income of $5.4 million in 1998. The decrease in net income reflects the net effect of higher gross profits resulting from increased sales, offset by increased costs related to the Recapitalization; interest on senior debt increased $12.9 million and amortization of intangibles increased $17.0 million, increased selling, general and administrative costs to support increased sales, and costs not expected to recur in 2000. In 1999 operating results reflect interest on senior debt and amortization of intangibles for 12 months, whereas, the 1998 operating results reflect these costs from the dates of Recapitalization and Acquisition. Costs not expected to recur in 2000 totaled $3.2 million, including $0.8 million of start-up costs at the Company's new facility, $1.0 million of costs expensed in connection with the implementation of the company's new computer system, and $1.4 million in other costs not expected to recur in 2000.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    SALES. In 1998, sales decreased by $4.9 million, or 2.7%, to $177.5 million compared to $182.4 million, in 1997. This decrease in sales primarily resulted from a decrease of approximately $29.5 million or 28.8%, to $108.1 million, in sales to Herbalife. The principal reasons for the decline relate to the price reduction from the Herbalife supply agreement, which took effect in January 1998, and the reduction in the Company's sales to Herbalife for resale in Russia and Japan. The decline was partly offset by an increase in sales to other customers of approximately $24.6 million, to $69.4 million, or 54.9%.

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

YEAR 2000 UPDATE

    As described in the Company's reports on Form 10K for the year ended December 31, 1998, the company had developed plans to address the possible exposure related to the impact on its computer systems of the Year 2000. Since entering the year 2000, the Company has not experienced any major disruption to its business nor is it aware of any significant Year 2000--related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories at calendar year end. The Company will continue to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems or from the activities of its suppliers and customers.

    Costs incurred to achieve Year 2000 readiness, which include contractor costs to install new systems were charged to expense as incurred. Such costs totaled $1.0 million of costs expensed in 1999, which were associated with the implementation of new computer systems.

FORWARD LOOKING STATEMENTS

    This report contains forward-looking statements in addition to historical information. Forward-looking statements can be identified by the use of such terms as "estimates," "projects," "anticipates," "expects," "intends," "believes," or by references to plans or strategies that are expressly or inherently subject to risks and uncertainties. The Company's actual results could differ materially from those anticipated in its forward-looking statements. Management cautions the reader that forward-looking statements contained in this report, such as statements regarding prospective developments of the Company's business and the Company's availability to finance its ongoing operations and to replace existing financing, while offered in good faith are only estimates or predictions based on various assumptions. Actual events or results may differ materially from those anticipated, particularly as a result of risks facing the Company or the occurance of circumstances differing from its assumptions. In particular expected revenues and the Company's availability of cash from operations to meet its liquidity requirements could be adversely affected by changes in the Company's existing relationships with Herbalife or EAS or significant reductions in Herbalife's or EAS's requirements as a result of economic or other conditions adversely affecting the market for its products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company currently uses no material derivative financial instruments which expose the Company to significant market risk. However, the Company's cash flow, earnings and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. The tables below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at December 31, 1998 and 1999 by expected maturity dates. Weighted average variable rates are based on rates in effect at December 31, 1998 and 1999. These rates should not be considered a predictor of actual future interest rates.

                             DECEMBER 00   DECEMBER 01   DECEMBER 02   DECEMBER 03   DECEMBER 04   THEREAFTER      TOTAL
                             -----------   -----------   -----------   -----------   -----------   ----------     --------
Senior Notes Average(1)....    $     0        $   0         $   0         $   0         $   0       $225,000      $225,000

Interest Rate..............       11.5%        11.5%         11.5%         11.5%         11.5%          11.5%         11.5%

Bank Line (2)..............    $38,500                                                                            $ 38,500

Average Interest Rate......      10.75%       10.75%        10.75%        10.75%                       10.75%        10.75%

                             FAIR VALUE
                             ----------
Senior Notes Average(1)....   $130,000
Interest Rate..............
Bank Line (2)..............   $ 38,500
Average Interest Rate......

------------------------------

(1) The interest rate is fixed at 11%; original issue discount increases the effective rate to 11.5%. Fair value is based on quoted prices as of December 31, 1999.

(2) Consists of debt under which interest rates will fluctuate based on changes in the prime rate. As of December 31, 1999, the Company did not meet the minimum EBITDA requirement under the Credit Agreement. As a result, the Company failed to meet several covenant requirements. Under the terms of the Credit Agreement, the Company has the option of raising capital to cure the deficiency. The amount of capital required to be in full compliance would be $2.9 million. The Company is currently considering whether to raise the required capital or find a new lending group. There can be no assurance that the Company will be able to raise the capital or find a new lending group before the current lenders declare a default under the Credit Agreement.

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

NAME                                AGE                               POSITION
----                              --------                            --------
Richard D. Marconi(1)...........     65      Chairman of the Board, President and Director

Paul M. Buxbaum(1)..............     44      Chief Executive Officer and Director

Donald J. Lewis(1)..............     49      Chief Financial Officer, Senior Vice President and Director

Howard L. Simon.................     56      Chief Operating Officer and Senior Vice President

Arthur J. Salerno...............     59      President of American Ingredients, Inc.

Sen. Dennis DeConcini...........     62      Director

Brad Gates......................     60      Director

    MR. RICHARD D. MARCONI co-founded the Company in 1978 and is the Chairman of the Board of Directors and President, as well as the Company's sole stockholder. Mr. Marconi has been in the food supplement and pharmaceutical industries for over 40 years. Mr. Marconi is a director of American Health Sciences, Inc. and is Chairman of the Marconi Foundation for Kids.

    MR. PAUL M. BUXBAUM became Chief Executive Officer of the Company on
April 23, 1998. Prior thereto, Mr. Buxbaum was Chief Executive Officer of The Buxbaum Group, a consumer products consulting group, specializing in asset evaluations for lending institutions, crisis management services, inventory acquisitions and bankruptcy liquidations. Since 1993, Mr. Buxbaum has served as Chairman of the Board of Ames Department Stores, Inc. of Rocky Hill, Connecticut and since 1997 he has served as a director of Lamonts Apparel, Inc. From 1995 through 1998 Mr. Buxbaum served as a director of Richmond Gordman 1/2 Price Stores of Omaha, Nebraska. From 1991 through 1996, Mr. Buxbaum served on the Board of Directors of Herbalife and in 1997 served as Chairman of the Board of Jay Jacobs Stores of Seattle, Washington.

    MR. DONALD J. LEWIS entered into a consulting arrangement with the Company in February, 1998 and became Chief Financial Officer and Senior Vice President on April 23, 1998. Prior to joining the Company, Mr. Lewis was Chief Financial Officer of Visy Industries (U.S.A.), Inc. from 1995 to 1998 and was an audit partner with Arthur Andersen & Co. from 1984 to 1995.

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

    MR. ARTHUR J. SALERNO has been President and Chief Executive Officer of American since 1984.

    SENATOR DENNIS DECONCINI became a member of the Board of Directors on April 23, 1998. From January 1977 through January 1995, Senator DeConcini served as a United States Senator from Arizona. During his senatorial term, Senator DeConcini served as a member of the Appropriations Committee and the Judiciary Committee. Senator DeConcini is a member of the board of directors of

------------------------

(1) Mr. Marconi is also a director, Chairman of the Board and President of each of Global Sub, D&F, Omni-Pak, Dynamic and West Coast Sales (the
    "Subsidiaries"); Mr. Buxbaum is also a director and the Chief Executive Officer of each of the Subsidiarise; and Mr. Lewis is also a director, the Chief Financial Officer and Senior Vice President of each of the Subsidiaries.

the Federal Home Loan Mortgage Corporation, the Schuff Steel Company, Safe T Lock Incorporated and RDL Commercial Technologies Corporation.

    MR. BRAD GATES became a member of the Board of Directors on April 23, 1998. Since 1974, Mr. Gates has served as Sheriff of Orange County, California.
Mr. Gates currently serves on the boards of directors of the Orange County Council of the Boy Scouts of America and the Newport Sports Collection Foundation and is a member of various civic and professional organizations.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

    The following table sets forth the cash and non-cash compensation for 1999 and 1998 awarded to or earned by the Chief Executive Officer and the other executive officers as of December 31, 1999, for services rendered to the Company and subsidiaries.

                                                                    ANNUAL COMPENSATION
                                                                   ---------------------
NAME AND PRINCIPAL POSITION                               YEAR       SALARY      BONUS       COMPENSATION
---------------------------                             --------   ----------   --------   ----------------
Richard D. Marconi....................................    1999     $2,000,000        --    $      57,692(1)
President and Chairman                                    1998      2,035,896        --           31,400(2)

Paul M. Buxbaum(3)....................................    1999        450,000        --          410,200(4)
Chief Executive Officer                                   1998        311,538        --          285,428(5)

Donald J. Lewis(3)....................................
Chief Financial Officer                                   1999        225,000        --           15,200(6)
and Senior Vice President                                 1998        196,269    85,900            7,650(7)

Howard L. Simon(3)....................................    1999        225,000    84,200           16,092(8)
Chief Operating Officer and Senior Vice President         1998        129,808        --            5,950(9)

Arthur J. Salerno.....................................    1999        300,000        --        10,200(1)(0)
President, American Ingredients                           1998             --        --                  --

------------------------

1. Includes a $5,000 matching contribution to Mr. Marconi's 401(k) Plan and a $52,692 car allowance.

2. Includes a $5,000 matching contribution to Mr. Marconi's 401(k) Plan and a $26,400 car allowance.

3. Each of Mr. Buxbaum, Mr. Lewis and Mr. Simon commenced employment with the Company in 1998.

4. Includes $400,000 paid to BGA Consulting, a company of which Mr. Buxbaum is president, and a $10,200 car allowance.

5. Includes $277,778 paid to BGA Consulting, a company of which Mr. Buxbaum is president, and a $7,650 car allowance

6. Includes a $5,000 matching contribution to Mr. Lewis's 401(k) Plan and a $10,200 car allowance.

7.  Car allowance.

8. Includes a $3,392 matching contribution to Mr. Simon's 401(k) Plan, a $10,200 car allowance, and a $500 life insurance policy.

9.  Car allowance.

10. Car allowance.

    Non-employee directors of the Company are paid a monthly fee of $2,000. Employee directors are not separately compensated for their services as directors. The Company intends to adopt a share incentive plan in order to provide incentives to attract, retain and motivate highly competent persons as executive management, employees and directors of the Company and its affiliates. This plan will provide such persons with opportunities to acquire shares of common stock of Global Health, or to receive monetary payments based on the value of such shares. Benefits under the plan will be available for grant in any one or a combination of stock options, stock appreciation rights, stock awards, performance awards and stock units.

EMPLOYMENT AND CONSULTING AGREEMENTS

    Upon consummation of the Reorganization, the Company entered into employment agreements with Mr. Marconi, Mr. Buxbaum and Mr. Lewis to serve as President, Chief Executive Officer, and Chief Financial Officer and Senior Vice President, respectively, of the Company.

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

    The employment agreement with Mr. Buxbaum provides that he is employed as Chief Executive Officer of the Company for a term of three years, renewable upon 90 days' prior notice by the Company to Mr. Buxbaum. The agreement provides for a base salary of $450,000 and an annual bonus to be determined by the Board of Directors of the Company. Upon a change of control (as defined therein), Mr. Buxbaum has the right to terminate his employment. In such event, the Company would be required to pay Mr. Buxbaum his pro rated base salary and bonus (if one was received the year prior to termination) at the time of termination plus one year severance pay equal to his annual salary. In addition, Mr. Marconi has agreed to grant to Mr. Buxbaum an option to acquire up to 20% of the common stock of the Company owned by Mr. Marconi on April 32, 1998 at the fair market value thereof as of that date.

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

    In December 1998, the Company entered into an employment agreement with Mr. Salerno to serve as President of American. The employment agreement with Mr. Salerno provides that he is employed as President of American for a term of three years. The agreement provides for a base salary of $300,000 and an annual bonus to be determined by the Board of Directors of the Company. If the Company terminates Mr. Salerno's employment (other than for cause) he is entitled to his base salary for the remainder of the term, less any compensation he would receive from a successor employer.

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

                                                         AMOUNT AND
                                                         NATURE OF
                            NAME AND ADDRESS OF          BENEFICIAL      PERCENT OF   TOTAL VOTING
TITLE OF CLASS                BENEFICIAL OWNER           OWNERSHIP         CLASS         POWER
--------------              -------------------       ----------------   ----------   ------------
Common Stock            Richard D. Marconi                 495,148(1)       100%          100%
                        Global Health Sciences, Inc.
                        987 N. Enterprise Street
                        Orange, California 92867

------------------------

(1) Mr. Marconi has granted Mr. Buxbaum an option to acquire up to 20% of the Common Stock currently owned by Mr. Marconi at the fair market value thereof on April 23, 1998. This option will vest over a period of years, the term of which has not yet been determined.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The facility containing the Company's corporate headquarters and granulation facility is leased by the Company pursuant to a three-year lease agreement with Mr. Marconi and certain other persons. The base rent is approximately $7,000 per month. Mr. Marconi owns shares in American Health Sciences, Inc. ("American Health Sciences"), a privately held company and customer of the Company. Aggregate sales to American Health Sciences in 1999 were approximately $128,000. Mr. Marconi is the sole owner of Herbalogix, Inc., a privately held company and customer of the Company. Aggregate sales to Herbalogix in 1999 were approximately $691,000.

    The Company engaged BGA Consulting in April 1998 to perform certain consulting services relating to the operation of the Company. The consulting agreement has a three-year term and provides for an annual consulting fee of $400,000. In addition, in consideration for its services to the Company in connection with the Reorganization, BGA Consulting received directly from the Company's shareholder at the time of the Reorganization, a fee equal to approximately $2.4 million. The Company also employed BGA Consulting to assist in financial due diligence relating to two proposed acquisitions and paid BGA Consulting $39,407 for these services. Mr. Buxbaum is the President of BGA Consulting.

    The facility occupied by American is leased by the Company under a four-year lease from Mr. Salerno. The base rent is approximately $21,000 per month.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized, on the   day of
March 2000.

                                                       GLOBAL HEALTH SCIENCES, INC.
                                                       GLOBAL HEALTH SUB, INC.
                                                       RAVEN INDUSTRIES, INC.
                                                       WEST COAST SALES
                                                       DYNAMIC PRODUCTS, INC.
                                                       D&F INDUSTRIES, INC.

                                                       By:  /s/ PAUL M. BUXBAUM
                                                            -----------------------------------------
                                                            Name: Paul M. Buxbaum
                                                            Title: Chief Executive Officer

                               POWER OF ATTORNEY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                 /s/ DONALD J. LEWIS                   Chief Financial Officer,        March 30, 2000
     -------------------------------------------       Senior Vice President and
                   Donald J. Lewis                     Director
                                                       (Principal Financial Officer
                                                       and Principal Accounting
                                                       Officer) of Global Health
                                                       Sciences, Inc. and each of the
                                                       Subsidiaries

               /s/ RICHARD D. MARCONI                  President, Chairman of the      March 30, 2000
     -------------------------------------------       Board and Director of Global
                 Richard D. Marconi                    Health Sciences, Inc. and each
                                                       of the Subsidiaries

                /s/ DENNIS DECONCINI                                                   March 30, 2000
     -------------------------------------------       Director of Global Health
                  Dennis DeConcini                     Sciences, Inc.

                  /s/ BRADLEY GATES                                                    March 30, 2000
     -------------------------------------------       Director of Global Health
                    Bradley Gates                      Sciences, Inc.

                 /s/ PAUL M. BUXBAUM                   Chief Executive Officer and     March 30, 2000
     -------------------------------------------       Director (Principal Executive
                   Paul M. Buxbaum                     Officer) of Global Health
                                                       Sciences, Inc. and each of the
                                                       Subsidiaries.

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

EXHIBITS:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

 3.1(i)                 Articles of Incorporation of Global Health Sciences, Inc.
                        (incorporated by reference to Exhibit 3.1(i) to the S-4)

 3.1(ii)                Articles of Incorporation of Global Health Sub, Inc.
                        (incorporated by reference to Exhibit 3.1(ii) to the S-4)

 3.1(iii)               Articles of Incorporation of Raven Industries, Inc.
                        (incorporated by reference to Exhibit 3.1(iii) to the S-4)

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

 3.1(v)                 Articles of Incorporation of West Coast Sales (incorporated by reference to Exhibit 3.1(v) to the S-4)

 3.1(vi)                Articles of Incorporation of D&F Industries, Inc.
                        (incorporated by reference to Exhibit 3.1(vi) to the S-4)

 3.2(i) By-Laws of Global Health Sciences, Inc. (incorporated by reference to Exhibit 3.2(i) to the S-4)

 3.2(ii) By-Laws of Global Health Sub, Inc. (incorporated by reference to Exhibit 3.2(ii) to the S-4)

 3.2(iii)               By-Laws of Raven Industries, Inc. (incorporated by reference to Exhibit 3.2(iii) to the S-4)

 3.2(iv)                By-Laws of Dynamic Products Inc. (incorporated by reference to Exhibit 3.2(iv) to the S-4)

 3.2(v)                 By-Laws of West Coast Sales (incorporated by reference to
                        Exhibit 3.2(v) to the S-4)

 3.2(vi) By-Laws of D&F Industries, Inc. (incorporated by reference to Exhibit 3.2(vi) to the S-4)

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
 4.1                    Indenture, dated as of April 23, 1998, by and among the
                        Registrants and Chase Manhattan Bank and Trust Company,
                        National Association, as trustee (incorporated by reference to Exhibit 4.1 to the S-4)

 4.2                    Form of Notes (included in Exhibit 4.1)

 4.3                    Guarantees of Global Health Sub, Inc., Raven Industries,
                        Dynamic Products Inc, New West Coast Sales, Inc., and D&F
                        Industries, Inc. under Indenture (included in Exhibit 4.1)

 4.4(i)                 Credit Agreement dates as of April 23,1998 among Global
                        Health Sub, Inc., Global Health Sciences Inc., the Lenders
                        party thereto, Citicorp USA Inc. Citibank, N.A. and Bank of
                        America NT&SA (incorporated by reference to Exhibit 4.5 to the S-4)

 4.4(ii)                First Amendment to Credit Agreement dated December 4, 1998 among Global Health Sub, Inc., Global Health Sciences, Inc., the Lenders party thereto, Citicorp USA, Inc., Citibank,
                        N.A., and Bank of America NT&SA.

 4.4(iii)               Second Amendment to Credit Agreement dated April 30, 199
                        among Global Health Sub, Inc., Global Health Sciences, Inc., the Lenders party thereto, Citicorp USA, Inc., Citibank,
                        N.A., and Bank of America NT&SA.

 4.4(iv)                Third Amendment to Credit Agreement dated October 29, 1999 among Global Health Sub, Inc., Global Health Sciences, Inc., the Lenders party thereto, Citicorp USA, Inc., Citibank,
                        N.A., and Bank of America NT&SA.

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

 4.8                    Supplemental Indenture, dated as of December 11, 1998, among
                        American Ingredients Inc., Global Health Sciences, Inc., the
                        existing subsidiary guarantors named therein and Chase
                        Manhattan Bank and Trust Company, National Association.
                        (incorporated by reference to Exhibit 4.8 of the
                        registrant's annual report on the Form 10K for the year
                        ended December 31, 1998)

10.1                    Supply Agreement dated as of September 2, 1997 by and
                        between Raven Industries, Inc. and Herbalife International of America, Inc. ("Herbalife") (incorporated by reference to
                        Exhibit 10.23 to Herbalife's Form 10-K for the year ended
                        December 31, 1997)

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

10.9                    Employment Agreement dated as of December 11, 1998, between
                        American Ingredients, Inc. and Arthur J. Salerno.
                        (incorporated by reference to Exhibit 10.9 of the
                        registrant's annual report on the Form 10K for the year
                        ended December 31,1998)

21 Subsidiaries of the Registrants (incorporated by reference to Exhibit 21 of the registrant's annual report on the Form 10K for the year ended December 31, 1998)

27                      Financial Data Schedule for the fiscal year ended December
                        31, 1998, which is submitted electronically to the Commission for information only

B)  REPORTS ON FORM 8-K

    None

                          INDEPENDENT AUDITORS' REPORT

Global Health Sciences, Inc:

    We have audited the accompanying consolidated balance sheets of Global Health Sciences, Inc. (formerly D&F Industries Inc.) (the "Company") and subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California
February 25, 2000

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES

                        (FORMERLY D&F INDUSTRIES, INC.)

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                             (DOLLARS IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  6,400   $  7,987
  Accounts receivable, net of allowance for doubtful
    accounts of $601 and $284 at December 31, 1999 and 1998,
    respectively............................................    20,882     11,912
  Inventories...............................................    31,532     14,784
  Prepaid expenses and other current assets.................     1,601      2,454
                                                              --------   --------
      Total current assets..................................    60,415     37,137

PROPERTY AND EQUIPMENT, Net.................................    18,749      7,490

GOODWILL AND OTHER ASSETS, Net..............................   123,713    158,116
                                                              --------   --------

TOTAL.......................................................  $202,877   $202,743
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued expenses.....................  $ 37,224   $ 18,554
  Accrued interest payable..................................     4,125      4,125
  Acquisition facility......................................    38,500     31,000
                                                              --------   --------
      Total current liabilities.............................    79,849     53,679
                                                              --------   --------

LONG-TERM DEBT..............................................   219,493    218,832
                                                              --------   --------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT:
  Common stock; no par value, 2,000,000 shares authorized;
    495,148 shares issued and outstanding at December 31,
    1999 and 1998...........................................       473        473
  Accumulated deficit.......................................   (96,938)   (70,241)
                                                              --------   --------
      Total stockholders' deficit...........................   (96,465)   (69,768)
                                                              --------   --------

TOTAL.......................................................  $202,877   $202,743
                                                              ========   ========

                 See notes to consolidated financial statements

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
NET SALES...................................................  $246,941   $146,741   $85,191
COST OF SALES...............................................   181,548    102,756    55,020
                                                              --------   --------   -------
GROSS PROFIT................................................    65,393     43,985    30,171
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    24,654     12,589     7,088
AMORTIZATION OF INTANGIBLES.................................    32,681     15,674
                                                              --------   --------   -------
OPERATING INCOME............................................     8,058     15,722    23,083
INTEREST EXPENSE (INCOME)...................................    30,744     17,842       (82)
                                                              --------   --------   -------
(LOSS) INCOME BEFORE PROVISION FOR STATE INCOME TAXES.......   (22,686)    (2,120)   23,165
PROVISION FOR STATE INCOME TAXES............................        64        203       350
                                                              --------   --------   -------
NET (LOSS) INCOME...........................................  $(22,750)  $ (2,323)  $22,815
                                                              ========   ========   =======

                 See notes to consolidated financial statements

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                                            (ACCUMULATED      TOTAL
                                                         COMMON STOCK         DEFICIT)     STOCKHOLDER
                                                     --------------------     RETAINED      (DEFICIT)
                                                      SHARES      AMOUNT      EARNING        EQUITY
                                                     ---------   --------   ------------   -----------
BALANCE, JANUARY 1, 1997...........................  1,075,000    $1,026      $  5,302       $  6,328
  Net income.......................................                             22,815         22,815
  Dividends........................................                            (21,547)       (21,547)
                                                     ---------    ------      --------       --------

BALANCE DECEMBER 31, 1997..........................  1,075,000     1,026         6,570          7,596
  Net loss.........................................                             (2,323)        (2,323)
  Dividends........................................                            (12,466)       (12,466)
  Recapitalization.................................   (543,085)     (518)      (58,182)       (58,700)
  Share repurchase.................................    (36,767)      (35)       (3,840)        (3,875)
                                                     ---------    ------      --------       --------

BALANCE DECEMBER 31, 1998..........................    495,148       473       (70,241)       (69,768)
  Net loss.........................................                            (22,750)       (22,750)
  Dividends........................................                             (3,947)        (3,947)
                                                     ---------    ------      --------       --------

BALANCE DECEMBER 31, 1999..........................    495,148    $  473      $(96,938)      $(96,465)
                                                     =========    ======      ========       ========

                 See notes to consolidated financial statements

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(22,750)  $ (2,323)  $22,815
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities, net of acquisition of
    American and the
    Reorganization:
    Depreciation and amortization...........................    35,522     15,891       523
    Amortization of loan fees...............................     2,882      1,053
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (8,970)    (1,881)     (502)
      Inventories...........................................   (16,748)       (18)   (3,740)
      Prepaid expenses and other current assets.............       853     (1,962)       75
      Accounts payable and accrued liabilities..............    18,670     (2,159)    1,919
      Accrued interest payable..............................                4,125
                                                              --------   --------   -------
        Net cash provided by operating activities...........     9,459     12,726    21,090
                                                              --------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Omni-Pak and Affiliates, net of cash acquired
    of......................................................             (135,227)  $ 2,640
  Purchase of American, less cash acquired of $773..........      (500)   (29,212)
  Issuance of note receivable...............................               (6,000)
  Proceeds from sale of property and equipment..............                  280
  Other assets..............................................                 (382)
  Purchases of property and equipment.......................   (14,099)    (2,705)     (226)
                                                              --------   --------   -------
        Net cash used in investing activities...............   (14,599)  (173,246)     (226)
                                                              --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................    (3,947)   (14,114)  (21,547)
Principal payments under line of credit, net................                 (420)     (120)
  Repurchase of common stock................................              (62,575)
  Issuance of long-term debt................................              218,502
  Net borrowings on Acquisition Facility....................     7,500     31,000
  Debt issuance costs.......................................               (7,654)
                                                              --------   --------   -------
        Net cash provided by (used in) financing
          activities........................................     3,553    164,739   (21,667)
                                                              --------   --------   -------

                 See notes to consolidated financial statements

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                             (DOLLARS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS...............................................  $(1,587)   $ 4,219     $ (803)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................    7,987      3,768      4,571
                                                              -------    -------     ------
CASH AND CASH EQUIVALENTS, END OF YEAR......................    6,400      7,987      3,768
                                                              -------    -------     ------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION --
  Cash paid during the period for:
    Interest................................................  $28,436    $13,100     $   43
    Income taxes............................................  $   277    $   291     $  350

                 See notes to consolidated financial statements

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

1. GENERAL AND THE REORGANIZATION

    Global Health Sciences, Inc. (the "Company") is primarily engaged in the manufacture of dietary and nutritional supplements. The Company supplies specialty products for branded distributors, branded retailers, television marketing companies and network marketing organizations who then distribute these products around the world. In addition through its subsidiary American Ingredients, Inc. the Company is a supplier to the nutritional supplement industry.

    On April 23, 1998, D&F Industries, Inc. ("D&F" or the "Predecessor") Raven Industries dba Omni-Pak Industries ("Omni-Pak"), Dynamic Products, Inc. ("Dynamic") and West Coast Sales ("West Coast") entered into a reorganization agreement pursuant to which (a) D&F changed its name to Global Health
Sciences, Inc., (b) Global Health Sciences, Inc. formed a new subsidiary, Global Health Sub, Inc. ("Global Sub"), (c) Global Sub formed four new subsidiaries named D&F Industries, Inc. ("D&F Sub"), Raven Sub, Inc. ("Omni-Pak Merger Sub"), New West Coast Sales, Inc. ("West Coast Merger Sub") and Dynamic Sub, Inc. ("Dynamic Merger Sub"), (d) Global Health Sciences, Inc. transferred to D&F Sub all of its assets and liabilities except for its obligation under the 11% Senior Notes due 2008 and the common stock of Global Sub, (e) Global Health
Sciences, Inc., through Global Sub, acquired Omni-Pak, Dynamic and West Coast (together referred to as Omni-Pak and Affiliates) from their respective shareholders for approximately $137,900 in cash and expenses (the "Acquisition"), in transactions accounted for under the purchase method of accounting pursuant to the mergers of Omni-Pak Merger Sub and Omni-Pak (with Omni-Pak as the surviving corporation), Dynamic Merger Sub and Dynamic (with Dynamic as the surviving corporation), and West Coast Sub and West Coast (with West Coast as the surviving corporation) and (f) the shareholders of Global Health Sciences, Inc. received approximately $58,700 in cash to repurchase approximately 543,000 outstanding shares from its stockholders (the "Recapitalization"). The above transactions were financed principally through the sale of $225,000 aggregate principal amount of the Notes, the net proceeds of which were approximately $210,800. The transactions described above are referred to as the "Reorganization."

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

    The financial statements presented as of and for the year ended
December 31, 1997 are those of D&F. The statements of operations and cash flows for the period ended December 31, 1998 include those of D&F through April 23, 1998, the date of the Reorganization, and those of Global Health Sciences, Inc. (which include the operations of D&F and Omni-Pak and Affiliates) subsequent to April 23, 1998. Intercompany accounts and transactions have been eliminated in consolidation. The financial statements include the acquisition of American Ingredients as of December 31, 1998. The operating results reflect the accounts of American subsequent to such date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company's cash and cash equivalents.

    ACCOUNTS RECEIVABLE AND SIGNIFICANT CUSTOMERS--Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

    The Company's largest customer is Herbalife International, Inc. ("Herbalife"). Sales to Herbalife represented 57%, 65%, and 85% of net sales in 1999, 1998 and 1997, respectively. Receivables from Herbalife also represented 14% of total accounts receivable at both December 31, 1999 and 1998.

    The Company's second largest customer, Natural Supplement Association, Inc. dba Experimental and Applied Sciences ("EAS"), represented 23% and 24% of net sales in 1999 and 1998, respectively. Receivables from EAS also represented 26% and 28% of total accounts receivable at December 31, 1999 and 1998, respectively. In addition, at December 31,1999 and 1998, the Company had accounts receivable from two other customers that aggregated 16% and 21%, respectively, of the total accounts receivable.

    INVENTORIES--Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Manufactured product cost includes the cost of material, labor and manufacturing overhead.

    PROPERTY AND EQUIPMENT--Property and equipment are stated at cost. Depreciation and amortization are provided for on the straight-line method using estimated useful lives of 3 to 7 years for equipment and 31 years for buildings. Leasehold improvements are amortized over the life of the related asset or the term of the lease, whichever is shorter.

    LONG-LIVED ASSETS--Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable based upon undiscounted cash flows. Impairment losses would be recognized if the carrying amount of the asset exceeds its fair value.

    GOODWILL--Goodwill is being amortized over approximately a five year-period using the straight-line method.

    DEFERRED FINANCING COSTS--Deferred financing costs are being amortized over the term of the related debt: two years for costs incurred related to the Facility (see Note 6) and ten years for costs incurred related to the Notes. During 1999 in connection with the modification of the Facility, the Company

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accelerated the amortization of the deferred financing costs resulting in an incremental charge of $900 in 1999.

    REVENUE RECOGNITION--The Company recognizes revenues at the time products are shipped.

    INCOME TAXES--The Company has elected S corporation status for federal and state income tax purposes, and other than a 1.5% state income tax, taxable income is passed through to the Company's shareholders. Goodwill related to the Reorganization is not deductible for tax purposes.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The Company' financial instruments consist primarily of cash and cash equivalents, accounts receivable and payable, and debt instruments. The carrying values of all financial instruments, other than debt instruments, are representative of their fair values due to their short maturities. The carrying value of the Company's Facility approximates fair value because the interest rates are based on current rates offered to the Company. The fair value of the Long-Term Debt at December 31, 1999 and 1998 was $130,000 and $146,250, respectively, based on quoted market price.

    SEGMENT INFORMATION--The Company operates within a single industry and geographic segment as a manufacturer and supplier of herbal products, weight control, sports and performance nutrition products, and special products; however, the Company does not aggregate financial information by product line. Revenues from significant customers are provided above.

    NEW ACCOUNTING STANDARDS In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. This statement will be effective for all fiscal quarters, of all fiscal years, beginning after June 15, 2000. The Company has not yet analyzed the impact of adopting the statement.

    RECLASSIFICATIONS--Certain prior period amounts have been reclassified to conform to the current year presentations.

3. INVENTORIES

    Inventories consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Raw materials.............................................  $19,360    $12,319
Work in process...........................................    5,565      1,535
Finished goods............................................    6,607        930
                                                            -------    -------
Total.....................................................  $31,532    $14,784
                                                            =======    =======

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Equipment.................................................  $18,274    $13,821
Leasehold improvements....................................   12,030      3,589
Land......................................................      150        150
                                                            -------    -------
                                                            $30,454    $17,560
Less accumulated depreciation and amortization............   11,705     10,070
                                                            -------    -------
Total.....................................................  $18,749    $ 7,490
                                                            =======    =======

Goodwill and other assets consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Goodwill................................................  $165,702   $165,702
Deferred financing costs................................     9,166      8,666
Other assets............................................        30         21
                                                          --------   --------
                                                           174,898    174,389
Less accumulated amortization...........................    51,185     16,273
                                                          --------   --------
Total goodwill and other assets, net....................  $123,713   $158,116
                                                          ========   ========

6. LONG-TERM DEBT AND REVOLVING COMMITMENT

    FACILITY--Effective April 23, 1998, the Company entered into a Credit Agreement, which provided for a line of credit of up to $50 million secured by all of the Company's assets and maturing in April 2003. The line is comprised of a $10 million segment available for working capital and general corporate purposes (the "Operating Facility") and a $40 million segment available for acquisitions (the "Acquisition Facility"). Effective October 29, 1999, the Company agreed to reduce the Acquisition Facility to $31 million, the amount drawn under that facility as of that date, and agreed to accelerate the maturity of the entire line of credit to January 31, 2001. As of December 31, 1999, the Company had drawn $7.5 million under the Operating Facility. Under the terms of the Facility, borrowings bear interest at the bank's prime rate plus an additional margin of 200 basis points. The Credit Agreement requires the Company to maintain certain ratios of leverage, fixed charge coverage and interest coverage, all as defined. The unused balance of the facility cannot be drawn unless the Company is in compliance with all of the covenants under the Credit Agreement.

    As of December 31, 1999, the Company did not meet the minimum EBITDA requirement under the Credit Agreement. As a result, the Company failed to meet several covenant requirements. Under the terms of the Credit Agreement, the Company has the option of raising capital to cure the

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

6. LONG-TERM DEBT AND REVOLVING COMMITMENT (CONTINUED) deficiency. The amount of capital required to be in full compliance would be $2.9 million. The Company is currently considering whether to raise the required capital or find a new lending group. There can be no assurance that the Company will be able to raise the capital or find a new lending group before the current lenders declare a default under the Credit Agreement.

    The Company is actively engaged in discussions with other lenders to replace or refinance the entire Facility at or prior to its maturity. There is risk that that Company will not be able to obtain a replacement facility or that the terms of any replacement facility that may be available will not be advantageous. Failure to refinance or replace the Facility or to cure violations of covenants could have material adverse consequences for the Company and could result in a default under the Notes. In any event, the Company does not anticipate that any replacement facility it obtains will provide it with significant additional liquidity, capital financing or funding for acquisitions; accordingly, for the foreseeable future, the Company expects to depend primarily on cash flow from operations to meet its liquidity and capital needs. Under these circumstances, the Company does not plan or expect to make additional acquisitions, except in circumstances where the costs of each acquisition are funded through incremental debt or equity financing on a basis that reduces the Company's ratio of total debt to EBITDA. Failure to obtain additional funding for acquisitions could limit the Company's ability to expand its marketing and production capabilities as necessary to grow its business and compete effectively.

    LONG-TERM DEBT--As described in Note 1, the Company issued $225,000 of Notes due 2008, the net proceeds of which were approximately $210,800. The difference is being amortized over the term of the Notes. Expenses related to the issuance of the Notes were approximately $7,700. The stated interest rate on the Notes is 11%. The Notes were issued at a discount of $6,500 for an effective rate of approximately 11.5%. The indenture places certain limitations on, among other things, incurrances of additional debt, acquisitions, investments and dividends.

7. EMPLOYEE BENEFITS

    The Company has a qualified 401(k) retirement plan for its full-time employees and makes matching contributions in an amount equal to 50% of the first 6% of the employee's compensation. In addition, the Company may make additional contributions at the discretion of the Board of Directors. Total contributions to the plan were $277, $152, and $92 in 1999, 1998 and 1997 respectively.

8 COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES--The Company leases certain of its operating facilities. Facility leases contain rent escalation clauses. Leases are primarily net leases, which require the payment of executory costs such as real estate taxes, insurance, common area maintenance and other operating costs in addition to minimum rentals. The Company also rents an operating facility from an entity affiliated through common ownership. The facility is rented on a month-to-month basis. Total rent paid to this entity was $84 in each of 1999, 1998 and 1997. The Company also leases facility owned by an officer pursuant to the terms of a 4 year lease agreement at a cost of $252 per year.

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

7. EMPLOYEE BENEFITS (CONTINUED)
    The Company also leases certain equipment under noncancelable operating leases. The Company is committed under facility and equipment operating leases for minimum rental payment as follows:

YEAR ENDING
-----------
2000........................................................  $ 3,618
2001........................................................    3,717
2002........................................................    3,851
2003........................................................    3,388
2004........................................................    3,077
Thereafter..................................................    8,486
                                                              -------
Gross leases................................................   26,137
Sub leases..................................................    1,973
                                                              -------
Net leases..................................................  $24,164
                                                              =======

    Rental expense for the periods ended December 31, 1999, 1998 and 1997 was $3,295, $1,517 and $669, respectively.

    AGREEMENT WITH HERBALIFE--The Company has a three-year agreement with Herbalife, which became effective on January 12, 1998 and extends through January 2001. Among other matters, the terms of the agreement require Herbalife to purchase a minimum of 80% of its inventory requirements of certain specified products from the Company at agreed-upon prices.

    LITIGATION--The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not expect the resolution of these legal matters to have a material adverse effect on the Company's financial statements.

    STOCK OPTIONS--Mr. Marconi, Chairman of the Company and sole shareholder, has granted Mr. Buxbaum, the Company's Chief Executive Officer, an option to acquire up to 20% of the common stock of the Company at the fair value as of the date of the Reorganization. The option will vest over a period of years, the term of which has not yet been determined.

9. RELATED-PARTY TRANSACTIONS

    During 1997, the Company sold products to an entity affiliated through common ownership, which in turn sold products to Herbalife. The entity was acquired in conjunction with the Reorganization described in Note 1. Sales to the affiliated company were $1,393 in 1997.

    During 1998, BGA Consulting was paid fees of $2,431 related to the Reorganization, $39 related to the American Acquisition, and $278 as an annual consulting fee. During 1999, BGA Consulting was paid a consulting fee of $400. The Company's Chief Executive Officer, Mr. Paul Buxbaum, is the President of BGA Consulting.

                 GLOBAL HEALTH SCIENCES, INC. AND SUBSIDIARIES
                        (FORMERLY D&F INDUSTRIES, INC.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

9. RELATED-PARTY TRANSACTIONS (CONTINUED)
    During 1999 the Company sold products to entities affiliated through common ownership. Sales to the affiliated entities were $819. The Company had accounts receivable from the affiliated entities of $90.

    At December 31, 1999, the Company had net $20 accounts receivable due from one of the directors.