Form 10-Q
period 2000-03-31
GLOBAL HEALTH SCIENCES INC; RAVEN INDUSTRIES INC/CA/; DYNAMIC PRODUCTS INC; WEST COAST SALES; GLOBAL HEALTH SUB INC; D&F INDUSTRIES INC
filed 2000-05-04
CIK 1060980, 1060981, 1060982, 1060983, 1060984, 1060985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-52534

                            ------------------------

                          GLOBAL HEALTH SCIENCES, INC.

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                            95-3267801(I.R.S. Employer
     (State or other jurisdiction                     Identification Number)
   of incorporation or organization)

                            987 N. ENTERPRISE STREET
                            ORANGE, CALIFORNIA 92867
             (Address and zip code of principal executive offices)

                                 (714) 765-8330
              (Registrant's telephone number, including area code)

                            ------------------------

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

    As of March 31, 2000, 495,148 Shares of Global Health Sciences, Inc. Common Stock, par value $0.01 per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             ADDITIONAL REGISTRANTS

                                                                                                 ADDRESS, INCLUDING
                         STATE OR OTHER      PRIMARY                                                ZIP CODE AND
     EXACT NAME OF       JURISDICTION OF    STANDARD       INDUSTRIAL      COMMISSION FILE        TELEPHONE NUMBER
REGISTRANT AS SPECIFIED   INCORPORATION      NO. OF      CLASSIFICATION          NO./               AREA CODE OF
        IN ITS                 OR            SHARES           CODE           IRS EMPLOYER      REGISTRANT'S PRINCIPAL
        CHARTER           ORGANIZATION     OUTSTANDING       NUMBER       IDENTIFICATION NO.     EXECUTIVE OFFICER
-----------------------  ---------------   -----------   --------------   ------------------   ----------------------
Global Health Sub.,       California           100            2833             33-0801650      987 N. Enterprise St.
  Inc.                                                                                         Orange, California
                                                                                               92867 (714) 765-8330

Raven Industries Inc.     California           100            2833             33-0042849      987 N. Enterprise St.
                                                                                               Orange, California
                                                                                               92867 (714) 765-8330

West Coast Sales Inc.     California           100            2833             33-0554820      987 N. Enterprise St.
                                                                                               Orange, California
                                                                                               92867 (714) 765-8330

Dynamic Products          California           100            2833              33-023847      987 N. Enterprise
                                                                                               Street Orange,
                                                                                               California 92867 (714)
                                                                                               765-8330

D&F Industries, Inc.      California           100            2833             33-0801652      987 N. Enterprise
                                                                                               Street Orange,
                                                                                               California 92867 (714)
                                                                                               765-8330

                          GLOBAL HEALTH SCIENCES, INC.
                                     INDEX

PAGE REFERENCE

PART I--FINANCIAL INFORMATION

Item 1.               Condensed Consolidated Financial Statements (unaudited).....      4

                      Condensed Consolidated Balance Sheets as of March 31, 2000
                        and
                        December 31, 1999.........................................      4

                      Condensed Consolidated Statements of Operations For The
                        Three Months Ended
                        March 31, 2000 and 1999...................................      5

                      Condensed Consolidated Statements of Cash Flows For The
                        Three Months Ended
                        March 31, 2000 and 1999...................................      6

                      Notes to Condensed Consolidated Financial Statements........      7

Item 2.               Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................     10

Item 3.               Quantitative and Qualitative Disclosures about Market
                        Risk......................................................     14

PART II--OTHER INFORMATION

Signatures........................................................................     15

Exhibit 1--Financial Data Schedule................................................     16

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          GLOBAL HEALTH SCIENCES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                 (IN THOUSANDS)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS

Current Assets:
  Cash and cash equivalents.................................  $ 12,578      $  6,400
  Accounts receivable, net..................................    17,166        20,882
  Inventories...............................................    25,339        31,532
  Prepaid expenses and other current assets.................     2,051         1,601
                                                              --------      --------
    Total current assets....................................    57,134        60,415
Property and equipment, net.................................    20,768        18,749
Intangibles and other assets, net...........................   115,214       123,683
Other assets................................................       561            30
                                                              --------      --------
Total.......................................................  $193,677      $202,877
                                                              ========      ========

                        LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities:
  Accounts payable and accrued expenses.....................  $ 26,732      $ 37,224
  Accrued interest payable..................................    10,313         4,125
  Line of credit............................................    38,500        38,500
                                                              --------      --------
  Total current liabilities.................................    75,545        79,849
  Long-term debt............................................   219,658       219,493
                                                              --------      --------
    Total liabilities.......................................   295,203       299,342
                                                              ========      ========
Commitments and contingencies
Stockholder's Deficit:
  Common stock no par value, 2,000,000 authorized; 495,148
    shares issued and outstanding...........................       473           473
  Accumulated deficit.......................................  (101,999)      (96,938)
                                                              --------      --------
  Total stockholder's deficit...............................  (101,526)      (96,465)
                                                              --------      --------
Total.......................................................  $193,677      $202,877
                                                              ========      ========

            See notes to condensed consolidated financial statements

\

                          GLOBAL HEALTH SCIENCES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
Net sales...................................................   $71,167     $52,096
Cost of sales...............................................    53,943      36,833
                                                               -------     -------
Gross profit................................................    17,224      15,263
Selling, general and administrative expenses................     6,476       5,120
Amortization of intangibles.................................     8,183       8,183
                                                               -------     -------
Operating income............................................     2,565       1,960
Interest expense, net.......................................     7,601       7,192
                                                               -------     -------
Loss before income taxes....................................    (5,036)     (5,232)
Provision for state income taxes............................        25          23
                                                               -------     -------
Net income (loss)...........................................   $(5,061)    $(5,255)
                                                               -------     -------

            See notes to condensed consolidated financial statements

                          GLOBAL HEALTH SCIENCES, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)..................................................  $ (5,061)   $ (5,255)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation and amortization.............................       823         369
  Amortization of goodwill..................................     8,183       8,183
  Non cash portion of interest expense......................       451         422
  Changes in assets and liabilities:
  Accounts receivable.......................................     3,716      (2,974)
  Inventories...............................................     6,193      (2,397)
  Prepaid expenses and other current assets.................      (587)       (146)
  Accounts payable and accrued liabilities..................   (10,492)      7,240
  Accrued interest..........................................     6,188       6,744
                                                              --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     9,413      12,186
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (2,842)     (6,387)
  Other assets..............................................      (394)         --
  Acquisition costs.........................................        --         (29)
                                                              --------    --------
NET CASH USED IN INVESTING ACTIVITIES.......................    (3,235)     (6,416)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid............................................        --         (70)
  Borrowings (Repayments) of credit line....................        --          --
                                                              --------    --------
NET CASH USED IN FINANCING ACTIVITIES.......................        --         (70)
                                                              --------    --------
Increase in cash............................................     6,178       5,700
Cash at beginning of period.................................     6,400       7,987
                                                              --------    --------
Cash at end of period.......................................  $ 12,578    $ 13,687
                                                              ========    ========

            See notes to condensed consolidated financial statements

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    On April 23, 1998, D&F Industries ("D&F," the predecessor), Raven d/b/a Omni-Pak Industries ("Omni-Pak"), Dynamic Products Inc. ("Dynamic") and West Coast Sales ("West Coast") entered into a reorganization agreement pursuant to which (a) D&F changed its name to Global Health Sciences, Inc., (b) Global Health Sciences, Inc. formed a new subsidiary, Global Health Sub, Inc. ("Global Sub"), (c) Global Sub formed four new subsidiaries named D&F Industries, Inc. ("D&F Sub"), Raven Sub, Inc. ("Omni-Pak Merger Sub"), New West Coast
Sales, Inc. ("West Coast Merger Sub") and Dynamic Sub, Inc. ("Dynamic Merger Sub"), (d) Global Health Sciences, Inc. transferred to D&F Sub all of its assets and liabilities except for its obligation under the $225 million, 11% Senior Notes due 2008 (the "Notes") and the common stock of Global Sub, (e) Global Health Sciences, Inc. through Global Sub acquired Omni-Pak, Dynamic and West Coast (together referred to as Omni-Pak and Affiliates) from their respective shareholders for approximately $137.9 million in cash and expenses (the "Acquisition"), in transactions accounted for under the purchase method of accounting pursuant to the mergers of Omni-Pak Merger Sub and Omni-Pak (with Omni-Pak as the surviving corporation), Dynamic Merger Sub and Dynamic (with Dynamic as the surviving corporation), and West Coast Sub and West Coast (with West Coast as the surviving corporation) and (f) the shareholders of Global Health Sciences, Inc. received approximately $58.7 million in cash to repurchase approximately 543,000 outstanding shares from its stockholders (the "Recapitalization"). The transactions above are referred to as the "Reorganization".

    On December 11, 1998, Global Health Sciences, Inc. acquired the stock of American Ingredients, Inc. ("American") for $36.3 million in cash and expenses in a transaction accounted for under the purchase method of accounting.

    CREDIT FACILITY--The Company's bank line of credit, (the "Facility"), provides for up to $31 million for acquisitions plus up to $10.0 million for working capital and general corporate purposes. It is secured by all of the assets of the Company and matures in January 2001. As of March 31, 2000, the Company had drawn the acquisition portion of the Facility and all but $2.5 million of the working capital portion. The Facility requires the Company to maintain certain ratios of leverage, fixed charge coverage and interest coverage, all as defined. The unused balance of the Facility cannot be drawn unless the Company complies with all of these covenants.

    As of March 31, 2000, the Company did not meet the minimum EBITDA requirement under the Facility, as a result of which it failed to comply with several financial covenants and the lenders under the Facility are entitled to declare an event of default. These lenders have notified the Company that, on a day to day basis, they will forbear declaring an event of default, but they have informally advised the Company that their continued forbearance is contingent on the Company's success in raising additional capital or obtaining a replacement lending source. There can be no assurance that the Company will be able to raise sufficient capital or find a replacement lender before the facility matures or the current lenders declare an event of default under the facility.

    The Company is actively engaged in discussions with other lenders to replace or refinance the Facility at or prior to its maturity. There is a risk that the Company will not be able to replace or refinance the Facility or that the terms of any new or replacement facility that may be available will not be advantageous. Failure to refinance or replace the Facility or to cure the existing covenant violations could have material adverse consequences for the Company and could result in a default under the Notes. In any event, the Company does not anticipate that any replacement facility it obtains will

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION (CONTINUED) provide it with significant additional liquidity, capital financing or funding for acquisitions; accordingly, for the foreseeable future, the Company expects to depend primarily on cash flow from operations to meet its liquidity and capital needs. Under these circumstances, the Company does not plan or expect to make additional acquisitions, except in circumstances where the costs of each acquisition are funded through incremental debt or equity financing on a basis that reduces the Company's ratio of total debt to EBITDA. Failure to obtain additional funding for acquisitions could limit the Company's ability to expand its marketing and production capabilities as necessary to grow its business and compete effectively.

    GLOBAL HEALTH SCIENCES, INC. is a holding company which conducts all of its operations through subsidiaries, principally D&F, Omni-Pak and Affiliates, and American Ingredients, Inc. Pursuant to the indenture governing the Notes, these subsidiaries (the "Subsidiary Guarantors") have jointly and severally guaranteed the Notes on a full and unconditional basis. Separate financial statements related to the Subsidiary Guarantors are not included herein, as the management of Global Health Sciences, Inc. has determined that the separate financial statements of the Subsidiary Guarantors are not material to investors. All significant intercompany balances and transactions have been eliminated in consolidation.

    INTERIM PERIOD PRESENTATION--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    NEW ACCOUNTING STANDARDS--In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be effective January 1, 2001. The company has not yet analyzed the impact of adopting the statement.

    COMPREHENSIVE INCOME--There are no adjustments between net income and comprehensive income for the periods presented.

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)

                                  (UNAUDITED)

NOTE 2--INVENTORIES

    Inventories consist of the following (amounts in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Raw materials...............................................   $20,118       $19,360
Work in process.............................................     3,628         5,565
Finished goods..............................................     1,593         6,607
                                                               -------       -------
Total Inventory.............................................   $25,339       $31,532
                                                               =======       =======

NOTE 3--PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Equipment...................................................  $ 18,385      $ 18,274
Leasehold improvements......................................    14,761        12,030
Land........................................................       150           150
                                                              --------      --------
Gross property and equipment................................    33,296        30,454
Less accumulated depreciation and amortization..............   (12,528)      (11,705)
                                                              --------      --------
Net property and equipment..................................  $ 20,768      $ 18,749
                                                              ========      ========

NOTE 4--INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (amounts in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
Goodwill and other intangibles..............................  $165,702      $165,702
Deferred financing costs....................................     9,166         9,166
                                                              --------      --------
Gross intangible assets.....................................   174,868       174,868
Accumulated Amortization
  Goodwill..................................................   (56,537)      (48,355)
  Deferred financing costs..................................    (3,117)       (2,830)
                                                              --------      --------
Net intangible assets.......................................  $115,214      $123,683
                                                              ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with the consolidated financial statements included elsewhere herein.

    Prior to its Reorganization in April 1998, the operations of Global Health Sciences Inc. (the "Company") were conducted by four subchapter S corporations:
D&F, Omni-Pak, Dynamic and West Coast. Together these companies (together, the "Combined Companies") are one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. These companies develop specialty products for branded distribution companies, branded retailers, television marketing companies and network marketing organizations who then distribute their products throughout the world. As subchapter S corporations, all federal and state income taxes (other than a minimum state income tax of 1.5%) for each of such corporations were paid directly by its shareholder. The Company has historically distributed, and intends to continue to distribute, as a quarterly dividend to its shareholder amounts sufficient for the shareholder to pay his required income taxes.

    The Company's historical growth in sales and EBITDA has been primarily attributable to increased sales to Herbalife, the Company's largest customer. Sales by the Combined Companies to Herbalife have increased from approximately $70.5 million in fiscal year 1995, representing approximately 83% of the Company's sales in that year, to approximately $141.6 million in fiscal year 1999, representing approximately 57% of the Company's sales in that year. Due to the significant percentage of the Company's sales attributable to Herbalife, fluctuations in Herbalife's sales and inventory levels have had adverse effects on Company sales in the past and could have adverse effects in the future. The Company and Herbalife have a supply agreement, which extends through January 2001. The Company's sales to Herbalife for the three months ended
March 31, 2000 were approximately $42.0 million or 59.0% of net sales; as compared to $31.2 million or 59.9% of net sales for the three months ended
March 31, 1999.

             GLOBAL HEALTH SCIENCES, INC. (FORMERLY D&F INDUSTRIES)

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 2000   MARCH 31, 1999
                                                              --------------   --------------
Net sales...................................................     $71,167          $ 52,096
Cost of sales...............................................      53,943            36,833
                                                                 -------          --------
Gross profit................................................      17,224            15,263
Selling, general and administrative expenses................       6,476             5,120
Amortization of intangibles.................................       8,183             8,183
                                                                 -------          --------
Operating income............................................       2,565             1,960
Interest expense, net.......................................       7,601             7,192
                                                                 -------          --------
Income (loss) before income taxes...........................      (5,036)           (5,232)
Provision for state income taxes............................          25                23
                                                                 -------          --------
Net income (loss)...........................................     $(5,061)         $ (5,255)
                                                                 =======          ========

EBITDA (1)..................................................     $11,554          $ 10,512
EBITDA margin (1)...........................................        16.2%             20.2%

------------------------

(1) EBITDA is defined as income before interest income (expense), income taxes and depreciation and amortization. Management believes that EBITDA and EBITDA margin are measures commonly used by analysts and investors to determine a company's ability to service and incur debt. Accordingly, this information has been presented to permit a more complete analysis. However, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA margin is computed by dividing EBITDA by net sales. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with general accepted accounting principles or as a measure of profitability or liquidity.

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

    SALES. In the first quarter of 2000, sales increased by $19.1 million or 36.7%, to $71.2 million as compared to $52.1 million in the first quarter of 1999. Sales to Herbalife were $42.0 million in the first quarter of 2000 as compared to $31.2 million in the first quarter of 1999.

    COST OF SALES AND GROSS PROFIT. Cost of sales increased by $17.1 million or 46.5%, to $53.9 million in the first quarter of 2000, as compared to $36.8 million in the first quarter of 1999. Cost of sales as a percentage of sales increased to 75.7% in the first quarter of 2000 as compared to 70.6% in the first quarter of 1999, thereby decreasing the gross margin in the first quarter of 2000 to 24.3% from 29.4% in the first quarter of 1999. The reduction in gross margin was primarily due to relatively higher raw material costs and higher costs related to expanded manufacturing capacity.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.4 million to $6.5 million in the first quarter of 2000, as compared to $5.1 million in the first quarter of 1999. As a percentage of sales, selling, general and administrative decreased to 9.1% in the first quarter of 2000, as compared to 9.8% in the first quarter of 1999. The increased expenses were primarily related to increased sales and the expansion of sales and manufacturing capacity.

    NET LOSS. The Company's net loss decreased by $0.2 million to a net loss of $5.1 million in the first quarter of 2000, as compared to a $5.3 million net loss in the first quarter of 1999. The decreased loss resulted primarily from the effect of significantly higher sales volume and for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash needs are for working capital, prospective acquisitions and capital expenditures. In the absence of available capacity under its current credit facility, the Company expects to meet its liquidity requirements through cash flow from operations.

    Cash and cash equivalents were $12.6 million at March 31, 2000 compared to $6.4 million at December 31, 1999. The Company is required to make semi annual interest payments on the Notes of $12.4 million on May 1 and November 1.

    Cash provided by operating activities for the quarter ended March 31, 2000 was $9.0 million. This amount primarily represents depreciation and amortization of $9.0 million, increase in accrued interest of $6.2 million, decreases in accounts receivable of $3.7 million and inventory of $6.2 million, net of the loss of $5.1 million and decreases in accounts payable and accrued liabilities of $10.5 million.

    Capital expenditures of $2.8 million for the period ended March 31, 2000 were primarily for additional manufacturing equipment.

    The Company has elected S Corporation status for federal and state tax purpose, and other than the 1.5% state tax, income tax is paid by its shareholder.

    CREDIT FACILITY. The Company's bank line of credit (the "Facility") provides for up to $31 million for acquisitions plus up to $10.0 million for working capital and general corporate purposes. It is secured by all of the assets of the Company and matures in January, 2001. As of March 31, 2000, the Company had drawn the acquisition portion of the Facility and all but $2.5 million of the working capital portion. The Facility requires the Company to maintain certain ratios of leverage, fixed charge coverage and interest coverage, all as defined. The unused balance of the Facility cannot be drawn unless the Company complies with all of these covenants.

    As of March 31, 2000, the Company did not meet the minimum EBITDA requirement under the Facility, as a result of which it failed to comply with several financial covenants and the lenders under the Facility are entitled to declare an event of default. These lenders have notified the Company that, on a day to day basis, they will forbear declaring an event of default, but they have informally advised the Company that their continued forbearance is contingent on the Company's success in raising additional capital or obtaining a replacement lending sources. There can be no assurance the facility matures or that the Company will be able to raise sufficient capital or find a replacement lender before the current lenders declare an event of default under the Facility.

    The Company is actively engaged in discussions with other lenders to replace or refinance the Facility at or prior to its maturity. There is a risk that the Company will not be able to replace or refinance the Facility or that the terms of any new or replacement facility that may be available will not be advantageous. Failure to refinance or replace the Facility or to cure the existing covenant violations could have material adverse consequences for the Company and could result in a default under the Notes. In any event, the Company does not anticipate that any replacement facility it obtains will provide it with significant additional liquidity, capital financing or funding for acquisitions. Accordingly, for the foreseeable future, the Company expects to depend primarily on cash flow from operations to meet its liquidity and capital needs. Under these circumstances, the Company does not plan or expect to make additional acquisitions, except in circumstances where the costs of each acquisition are funded through incremental debt or equity financing on a basis that reduces the Company's ratio of total debt to EBITDA. Failure to obtain additional funding for acquisitions could limit the Company's ability to expand its marketing and production capabilities as necessary to grow its business and compete effectively.

                           FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, risks associated with acquisitions, the financial condition of customers, non-renewal of contracts, government regulation, as well as operating risks, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

ITEM 3. MARKET RISK

    The Company currently uses no material derivative financial instruments that expose the Company to significant market risk. However, the Company's cash flow, earnings and the fair value of its debt, may be adversely effected due to changes in interest rates with respect to its long-term debt. There have been no significant changes in the Company's market risk in the quarter ended March 31, 2000.

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS

    Exhibit 27.1-- Financial Data Schedule for the quarter ended March 31, 2000, which is submitted electronically to the Commission for information only.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Date: May 3, 2000
                                          Global Health Sciences, Inc.
                                          Global Health Sub, Inc.
                                          D&F Industries, Inc.
                                          Raven Industries, Inc.
                                          West Coast Sales
                                          Dynamic Products, Inc.

                                          By: /s/ Paul M. Buxbaum
  ------------------------------------------------------------------------------

                                          Paul M. Buxbaum
                                          Chief Executive Officer

                                          By: /s/ Donald J. Lewis
  ------------------------------------------------------------------------------

                                          Donald J. Lewis
                                          Chief Financial Officer