Form 10-Q
period 2000-06-30
GLOBAL HEALTH SCIENCES INC
filed 2000-08-11
CIK 1060980

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(MARK ONE)

   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

   / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from ____________ to _________________


                        Commission file number 333-52534

                              ---------------------

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

                              ---------------------

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

    As of June 30, 2000, 495,148 Shares of Global Health Sciences, Inc. Common Stock, par value $0.01 per share, were outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                                 ADDITIONAL REGISTRANTS


                                                                                                  ADDRESS, INCLUDING
                                               PRIMARY                                              ZIP CODE AND
    EXACT NAME OF           STATE OR OTHER     STANDARD                      COMMISSION FILE       TELEPHONE NUMBER
REGISTRANT AS SPECIFIED    JURISDICTION OF      NO. OF         INDUSTRIAL         NO./               AREA CODE OF
      IN ITS                INCORPORATION       SHARES       CLASSIFICATION   IRS EMPLOYER      REGISTRANT'S PRINCIPAL
      CHARTER              OR ORGANIZATION    OUTSTANDING     CODE NUMBER    IDENTIFICATION       EXECUTIVE OFFICER
-----------------------    ---------------   -------------   --------------  ---------------  ---------------------------


Global Health Sub.,          California            100            2833          33-0801650      987 N. Enterprise St.
Inc.                                                                                            Orange, California 92867
                                                                                                (714) 765-8330

Raven Industries Inc.        California            100            2833          33-0042849      987 N. Enterprise St.
                                                                                                Orange, California 92867
                                                                                                (714) 765-8330

West Coast Sales Inc.        California            100            2833          33-0554820      987 N. Enterprise St.
                                                                                                Orange, California 92867
                                                                                                (714) 765-8330

Dynamic Products             California            100            2833           33-023847      987 N. Enterprise Street
                                                                                                Orange, California 92867
                                                                                                (714) 765-8330

D&F Industries, Inc.         California            100            2833          33-0801652      987 N. Enterprise Street
                                                                                                Orange, California 92867
                                                                                                (714) 765-8330


                          GLOBAL HEALTH SCIENCES, INC.

                                      INDEX

PAGE REFERENCE



PART I--FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 ..............      4

         Condensed Consolidated Statements of Operations For The Three and Six Months
            Ended June 30, 2000 and 1999 .............................................................       5

         Condensed Consolidated Statements of Cash Flows For The Six Months
            Ended June 30, 2000 and 1999 ............................................................        6

         Notes to Condensed Consolidated Financial Statements .........................................      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........     10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...................................     15


PART II--OTHER INFORMATION

Signatures ............................................................................................     16

Exhibit 1--Financial Data Schedule ...................................................................      17


PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          GLOBAL HEALTH SCIENCES, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                           JUNE 30,      DECEMBER 31,
                                                                            2000            1999
                                                                          ---------       ---------
                ASSETS

Current Assets:
    Cash and cash equivalents ......................................      $   1,495       $   6,400
    Accounts receivable, net .......................................         14,891          20,882
    Inventories ....................................................         25,565          31,532
    Prepaid expenses and other current assets ......................            771           1,601
                                                                          ---------       ---------
         Total current assets ......................................         42,722          60,415
Property and equipment, net ........................................         21,351          18,749
Intangibles and other assets, net ..................................        106,590         123,683
Other assets .......................................................            424              30
                                                                          ---------       ---------
         Total .....................................................      $ 171,087       $ 202,877
                                                                          ---------       ---------
                                                                          ---------       ---------

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
    Accounts payable and accrued expenses ..........................      $  23,574       $  37,224
    Accrued interest payable .......................................          4,125           4,125
    Line of credit .................................................         38,000          38,500
                                                                          ---------       ---------
    Total current liabilities ......................................         65,699          79,849
    Long-term subordinated debt ....................................        219,824         219,493
                                                                          ---------       ---------
         Total liabilities .........................................        285,523         299,342
                                                                          ---------       ---------
Commitments and contingencies

Stockholder's Deficit:

    Common stock, no par value, 2,000,000 shares authorized:
       495,148 issued and outstanding ..............................            473             473
    Accumulated deficit ............................................       (114,909)        (96,938)
                                                                          ---------       ---------
    Total stockholder's deficit ....................................       (114,436)        (96,465)
                                                                          ---------       ---------
         Total .....................................................      $ 171,087       $ 202,877
                                                                          ---------       ---------
                                                                          ---------       ---------



            See notes to condensed consolidated financial statements

                          GLOBAL HEALTH SCIENCES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                 (IN THOUSANDS)




                                                     THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  -------------------------       -------------------------
                                                   JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                    2000            1999            2000            1999
                                                  ---------       ---------       ---------       ---------
Net sales .....................................   $  49,239       $  57,615       $ 120,406       $ 109,711
Cost of sales .................................      38,236          40,647          92,179          77,480
                                                  ---------       ---------       ---------       ---------
Gross profit ..................................      11,003          16,968          28,227          32,231
Selling, general and administrative expenses ..       7,564           6,005          14,040          11,125
Amortization of intangibles ...................       8,182           8,166          16,365          16,349
                                                  ---------       ---------       ---------       ---------
Operating (loss) income .......................      (4,743)          2,797          (2,178)          4,757
Interest expense, net .........................       8,262           7,313          15,863          14,505
                                                  ---------       ---------       ---------       ---------
Loss before income taxes ......................     (13,005)         (4,516)        (18,041)         (9,748)
State income tax (benefit) provision ..........         (95)             33             (70)             56
                                                  ---------       ---------       ---------       ---------
Net loss ......................................   $ (12,910)      $  (4,549)      $ (17,971)      $  (9,804)
                                                  ---------       ---------       ---------       ---------
                                                  ---------       ---------       ---------       ---------



            See notes to condensed consolidated financial statements

                          GLOBAL HEALTH SCIENCES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)



                                                                         SIX MONTHS ENDED
                                                                     ------------------------
                                                                      JUNE 30,       JUNE 30,
                                                                       2000           1999
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ...................................................      $(17,971)      $ (9,804)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
        Depreciation and amortization .........................         1,723            832
        Amortization of goodwill ..............................        16,365         16,349
        Non-cash portion of interest expense ..................         1,059            865
        Changes in assets and liabilities:
          Accounts receivable .................................         5,991         (5,421)
          Inventories .........................................         5,967         (8,259)
          Prepaid expenses and other current assets ...........           830           (767)
          Accounts payable and accrued liabilities ............       (13,650)        13,886
          Accrued interest ....................................            --            262
                                                                     --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................           314          7,943
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property and equipment ...................        (4,325)       (11,310)
        Other assets ..........................................          (394)            --
        Acquisition costs .....................................            --           (273)
                                                                     --------       --------
NET CASH USED IN INVESTING ACTIVITIES .........................        (4,719)       (11,583)
                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Dividends paid ........................................            --         (3,523)
        (Repayments) borrowings on line of credit .............          (500)         7,500
                                                                     --------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ...........          (500)         3,977
                                                                     --------       --------

(Decrease) increase in cash....................................        (4,905)           337
Cash at beginning of period....................................         6,400          7,987
                                                                     --------       --------
Cash at end of period..........................................      $  1,495       $  8,324
                                                                     --------       --------
                                                                     --------       --------



            See notes to condensed consolidated financial statements

                          GLOBAL HEALTH SCIENCES, INC.

                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

         GLOBAL HEALTH SCIENCES, INC. is a holding company which conducts all of its operations through subsidiaries, principally D&F Industries, Omni-Pak Industries and Affiliates, and American Ingredients, Inc. Pursuant to the indenture governing its obligations under the $225 million 11% Senior Notes due 2008 (the Notes). These subsidiaries (the "Subsidiary Guarantors") have jointly and severally guaranteed the Notes on a full and unconditional basis. Separate financial statements related to the Subsidiary Guarantors are not included herein, as the management of Global Health Sciences, Inc. has determined that the separate financial statements of the Subsidiary Guarantors are not material to investors. All significant intercompany balances and transactions have been eliminated in consolidation.

         INTERIM PERIOD PRESENTATION--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         NEW ACCOUNTING STANDARDS--In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement will be effective for the Company January 1, 2001. The company has not yet analyzed the impact of adopting the statement as amended.

         COMPREHENSIVE INCOME--There are no adjustments between net income and comprehensive income for the periods presented. In December 1999 , the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB No. 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The company is in compliance with this pronouncement.

                          GLOBAL HEALTH SCIENCES, INC.

                                   (UNAUDITED)

NOTE 2--INVENTORIES

Inventories consist of the following (amounts in thousands):


                                                       JUNE 30, 2000      DECEMBER 31, 1999
                                                       -------------      -----------------
Raw materials                                             $19,851            $19,360
Work in process                                             3,606              5,565
Finished goods                                              2,108              6,607
                                                          -------            -------
Total Inventory                                           $25,565            $31,532
                                                          -------            -------
                                                          -------            -------



NOTE 3--PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):


                                                       JUNE 30, 2000      DECEMBER 31, 1999
                                                       -------------      -----------------
Equipment                                                 $ 21,289             $ 18,274
Leasehold improvements                                      13,340               12,030
Land                                                           150                  150
                                                          --------             --------
Gross property and equipment                                34,779               30,454
Less accumulated depreciation and amortization             (13,428)             (11,705)
                                                          --------             --------
Net property and equipment                                $ 21,351             $ 18,749
                                                          --------             --------
                                                          --------             --------



NOTE 4--INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (amounts in thousands):


                                                        JUNE 30, 2000       DECEMBER 31, 1999
                                                        -------------       -----------------
Goodwill and other intangibles                            $ 165,702             $ 165,702
Deferred financing costs                                      7,119                 9,166
                                                          ---------             ---------
Gross intangible assets                                     172,821               174,868
Accumulated amortization
      Goodwill                                              (64,720)              (48,355)
      Deferred financing costs                               (1,511)               (2,830)
                                                          ---------             ---------
Net intangible assets                                     $ 106,590             $ 123,683
                                                          ---------             ---------
                                                          ---------             ---------


NOTE 5--DEBT

         CREDIT FACILITY--The Company maintains a bank line of credit ( the "Facility') which is secured by all of its assets and matures on January 31, 2001. As of June 30, 2000, the outstanding balance under the Facility was $38 million and no further advances were available under the Facility.

As of June 30, 2000, the Company did not comply with several financial covenants under the Facility. As a result, the lenders under the Facility have notified the Company of a default and are entitled to accelerate maturity of the bank debt. The lenders have informally agreed to forbear from doing so as long as the Company makes monthly principal reductions of $1 million. A $1 million principal reduction was made in July 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with the consolidated financial statements included elsewhere herein.

    The Company is one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. The Company develops specialty products for branded distribution companies, branded retailers, television marketing companies and network marketing organizations who then distribute their products throughout the world. The Company (and its subsidiaries) subchapter S corporations, and all federal and state income taxes (other than a minimum state income tax of 1.5%) are paid directly by its shareholder. The Company has historically distributed, as a quarterly dividend to its shareholder, amounts sufficient for the shareholder to pay the required income taxes. No distribution was made during the three month period ended June 30, 2000 and no additional shareholder payments are anticipated during the current year.

    A significant portion of the Company's sales and EBITDA has been attributable to sales to Herbalife, the Company's largest customer. Sales to Herbalife increased from approximately $70.5 million in fiscal year 1995, representing approximately 83% of the Company's sales in that year, to approximately $141.6 million in fiscal year 1999, representing approximately 57% of the Company's sales in that year. Sales to Herbalife were $20.4 million in the quarter ended June 30, 2000 (41.5% of total sales) compared to $32.6 million (56.6% of total sales) in the quarter ended June 30, 1999. The comparative decline in sales to Herbalife in the second quarter of 2000 adversely affected EBITDA for the quarter. Other periodic declines in sales to Herbalife due to decreases in Herbalife's sales and/or inventory levels or other factors have had adverse effects on Company sales and EBITDA in the past and could have adverse effects in the future. The Company has a supply agreement with Herbalife which extends through January 31, 2001. There is no assurance that the agreement will be renewed or that, if renewed, it will provide the Company with benefits equivalent to those available under the existing agreement. The Company's sales to Herbalife for the six months ended June 30, 2000 were approximately $62.4 million or 51.8% of net sales; as compared to $63.8 million or 58.2% of net sales for the six months ended June 30, 1999.

                          GLOBAL HEALTH SCIENCES, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             (AMOUNTS IN THOUSANDS)



                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                            --------------------------        --------------------------
                                             JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                              2000             1999             2000              1999
                                            ---------        ---------        ---------        ---------
Net sales                                   $  49,239        $  57,615        $ 120,406        $ 109,711
Cost of sales                                  38,236           40,647           92,179           77,480
                                            ---------        ---------        ---------        ---------
Gross profit                                   11,003           16,968           28,227           32,231
Selling, general and administrative
  expenses                                      7,564            6,005           14,040           11,125
Amortization of intangibles                     8,182            8,166           16,365           16,349
                                            ---------        ---------        ---------        ---------
Operating (loss) income                        (4,743)           2,797           (2,178)           4,757
Interest expense, net                           8,262            7,313           15,863           14,505
                                            ---------        ---------        ---------        ---------
Loss before income taxes                      (13,005)          (4,516)         (18,041)          (9,748)
State income taxes (benefit) provision            (95)              33              (70)              56
                                            ---------        ---------        ---------        ---------
Net loss                                    $ (12,910)       $  (4,549)       $ (17,971)       $  (9,804)
                                            ---------        ---------        ---------        ---------
                                            ---------        ---------        ---------        ---------

EBITDA (1)                                  $   4,321        $  11,363        $  15,876        $  21,875
EBITDA margin (1)                                 8.8%            19.8%            13.2%             0.0%



----------
EBITDA is defined as income before interest income (expense), income taxes and depreciation and amortization. Management believes that EBITDA and EBITDA margin are measures commonly used by analysts and investors to determine a company's ability to service and incur debt. Accordingly, this information has been presented to permit a more complete analysis. However, EBITDA as reported may not be comparable to similarly titled measures used by other companies. EBITDA margin is computed by dividing EBITDA by net sales. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with general accepted accounting principles or as a measure of profitability or liquidity.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

    SALES. In the second quarter of 2000, sales decreased by $8.4 million or 14.6%, to $49.2 million as compared to $57.6 million in the second quarter of 1999. The decrease results primarily from a decrease in sales to Herbalife, the Company's largest customer, due to a buildup of inventories at Herbalife in prior periods Sales to Herbalife decreased by $12.2 million to $20.4 million in the second quarter of 2000 as compared to $32.6 million in the second quarter of 1999. The Herbalife decrease was offset by a $3.8 million increase sales to other customers.

    COST OF SALES AND GROSS PROFIT. Cost of sales decreased by $2.4 million or 5.9%, to $38.2 million in the second quarter of 2000, as compared to $40.6 million in the second quarter of 1999. Cost of sales as a percentage of sales increased to 77.6% in the second quarter of 2000 as compared to 70.5% in the second quarter of 1999, thereby decreasing the gross margin in the second quarter of 2000 to 22.4% from 29.5% in the second quarter of 1999. The reduction in gross margin was primarily due to relatively higher raw material costs and higher costs related to expanded manufacturing capacity.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $1.6 million to $7.6 million in the second quarter of 2000, as compared to $6.0 million in the second quarter of 1999. As a percentage of sales, selling, general and administrative expenses increased to 15.4% in the second quarter of 2000, as compared to 10.4% in the second quarter of 1999. The increase in selling, general and administrative expenses was due to several factors: bad debt reserves were increased $0.6 million due to a change in certain customers' credit condition; commission expense increased $0.4 million due to changes in sales mix; and the Company had increased general overhead and facility capacity expenses to support the high levels of sales experienced during the first quarter of the year. Overhead expenses that were developed to support the higher sales were not reduced until mid-June as the lower sales levels persisted.

    INTEREST EXPENSE. Net interest expense increased by $1.0 million to $8.3 million in the second quarter of 2000, as compared to $7.3 million in the second quarter of 1999. The 13.7% increase in interest expense results primarily from non-compliance with certain covenants under its bank line of credit. As a result of the non-compliance the lender has assessed penalties and increased the effective annual interest rate from a LIBOR-based rate (approximating 7% at June 30, 1999) to a fixed rate of approximately 13.5% at June 30, 2000.

    NET LOSS. The Company's net loss increased by $8.4 million to a net loss of $12.9 million in the second quarter of 2000, as compared to a $4.5 million net loss in the second quarter of 1999. The increased loss resulted primarily from the effect of lower sales volume, lower gross margins and the other reasons described above.

SIX ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    SALES. In the first six months of 2000, sales increased by $10.7 million or 9.8%, to $120.4 million as compared to $109.7 million in the first six months of 1999. Sales to Herbalife decreased by $1.4 million to $62.4 million in the first six months of 2000 as compared to $63.8 million in the first six months of 1999. Sales to other customers in the first six months of 2000 increased by $12.1 million as compared to the first six months of 1999.

    COST OF SALES AND GROSS PROFIT. Cost of sales increased by $14.7 million or 19.0%, to $92.2 million in the first six months of 2000, as compared to $77.5 million in the first six months of 1999. Cost of sales as a percentage of sales increased to 76.6% in the first six months of 2000 as compared to 70.6% in the first six months of 1999, thereby decreasing the gross margin in the first six months of 2000 to 23.4% from 29.4% in the first six months of 1999. The reduction in gross margin was primarily due to relatively higher raw material costs and higher costs related to expanded manufacturing capacity.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.9 million to $14.0 million in the first six months of 2000, as compared to $11.1 million in the first six months of 1999. As a percentage of sales, selling, general and administrative expenses increased to 11.6% in the first six months of 2000, as compared to 10.1% in the first six months of 1999. The increased expenses were primarily related to costs required to support the increase in sales, the expansion of sales and manufacturing capacity, increased bad debt provisions of $0.7 million, and increased commission expense due to changes in sales mix of $0.4 million.

    INTEREST EXPENSE. Net interest expense increased by $1.4 million to $15.9 million in the first six months of 2000, as compared to $14.5 million in the first six months of 2000. The 9.7% increase in interest expense results primarily from non-compliance with certain covenants under the Company's bank line of credit. As a result of the non-compliance the lenders' have assessed penalties and increased the effective annual interest rate from a LIBOR-based rate (approximating 7% at June 30, 1999) to a fixed rate of approximately 13.5% at June 30, 2000.

    NET LOSS. The Company's net loss increased by $8.2 million to a net loss of $18.0 million in the first six months of 2000, as compared to a $9.8 million net loss in the first six months of 1999. The increased loss resulted primarily from the effect of lower gross margins, higher administrative costs and for the reasons described above.

      LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash needs are for working capital , reduction of bank debt and interest payments. The Company's' primary source for meeting these requirements is through cash flow from operating activities. The Company has taken steps to reduce costs. Such steps are expected to improve its ability to meet its cash needs

    Cash and cash equivalents were $1.5 million at June 30, 2000 compared to $6.4 million at December 31, 1999. The Company is required to make semi annual interest payments on the Notes of $12.4 million on May 1 and November 1. The ability of the Company to meet the November 1 interest payment depends on either raising equity or replacing the lending Facility, neither of which can be assured.

    Cash provided by operating activities for the six month period ended June 30, 2000 was $0.3 million compared to $8.0 million provided by operations for the six months ended June 30, 1999. The $0.3 million primarily results from depreciation and amortization of $18.1 million, decreases in accounts receivable of $6.0 million and inventory of $6.0 million, a net loss of $18.0 million and decreases in accounts payable and accrued liabilities of $13.6 million.

    Capital expenditures of $4.3 million for the period ended June 30, 2000 were primarily for additional manufacturing equipment.

    The Company has elected S Corporation status for federal and state tax purpose, and other than the 1.5% state tax, income tax is paid by its shareholder.

    The Company maintains a bank line of credit ( the "Facility') which is secured by all of its assets and matures on January 31, 2001. As of June 30, 2000, the outstanding balance under the Facility was $38 million and no further advances were available under the Facility

    As of June 30, 2000, the Company did not comply with several financial covenants under the Facility. As a result, the lenders under the Facility have notified the Company of a default and are entitled to accelerate the maturity of the bank debt. The lenders have informally agreed to forbear from doing so as long as the Company makes monthly principal reductions of $1 million. A $1 million principal reduction was made in July 2000.

    The Company has engaged ING Barings as its financial advisor and Weil Gotshal & Manges as its legal counsel in connection with a possible restructuring of the Facility and the Notes.

    The Company is actively engaged in discussions with other lenders to replace or refinance the Facility, at or prior to its fixed maturity or an earlier accelerated maturity. The terms of any new or replacement facility may not provide the Company with additional liquidity and may be less advantageous than the terms of the existing Facility. Failure to refinance or replace the Facility, cure the existing covenant violations or obtain other sources of liquidity could have material adverse consequences for the Company and could result in a default under the Notes at any time. In any event, the Company does not anticipate that any replacement facility it obtains will provide it with significant additional liquidity; accordingly, for the foreseeable future, the Company expects to depend primarily on cash flow from operating activities to meet its liquidity needs. Under these circumstances, the Company does not plan or expect to make additional acquisitions. Failure to obtain additional funding for acquisitions could limit the Company's ability to expand its marketing and production capabilities as necessary to grow its business and compete effectively.

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


PART II--OTHER INFORMATION

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

    Under the terms of the Company's Credit Agreement with certain bank lenders, dated April 23, 1998, as amended, the Company had outstanding indebtedness of $38 million as of June 30, 2000. As of that date, the Company was not in compliance with certain financial covenants under the Credit Agreement, and the lenders have notified the Company of a default and are entitled to accelerate the maturity of the bank debt.

ITEM 6.  EXHIBITS

    Exhibit 27.1--Financial Data Schedule for the quarter ended June 30, 2000, which is submitted electronically to the Commission for information only.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Date: August 11, 2000
                                  Global Health Sciences, Inc.
                                  Global Health Sub, Inc.
                                  D&F Industries, Inc.
                                  Raven Industries, Inc.
                                  West Coast Sales
                                  Dynamic Products, Inc.


                                  By:       /s/ Paul M. Buxbaum
                                     ---------------------------------
                                     Paul M. Buxbaum
                                     Chief Executive Officer


                                  By:       /s/ Donald J. Lewis
                                     ---------------------------------
                                     Donald J. Lewis
                                     Chief Financial Officer