Form 10-Q
period 2000-09-30
GLOBAL HEALTH SCIENCES INC
filed 2000-11-14
CIK 1060980

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                CALIFORNIA                           95-3267801 (I.R.S. Employer
        (State or other jurisdiction                     Identification Number)
     of incorporation or organization

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

    As of September 30, 2000, 495,148 Shares of Global Health Sciences, Inc. Common Stock, par value $0.01 per share, were outstanding.

                             ADDITIONAL REGISTRANTS


                                                                                              ADDRESS, INCLUDING
                                            PRIMARY                      COMMISSION FILE         ZIP CODE AND
    EXACT NAME OF        STATE OR OTHER     STANDARD                          NO./             TELEPHONE NUMBER
    REGISTRANT AS       JURISDICTION OF      NO. OF       INDUSTRIAL      IRS EMPLOYER           AREA CODE OF
   SPECIFIED IN ITS      INCORPORATION       SHARES     CLASSIFICATION   IDENTIFICATION     REGISTRANT'S PRINCIPAL
       CHARTER          OR ORGANIZATION   OUTSTANDING    CODE NUMBER           NO.            EXECUTIVE OFFICER
 -------------------     --------------    ----------    ------------    ---------------    ----------------------


Global Health Sub.,     California            100            2833          33-0801650      987 N. Enterprise St.
Inc.                                                                                       Orange, California 92867
                                                                                           (714) 765-8330

Raven Industries Inc.   California            100            2833          33-0042849      987 N. Enterprise St.
                                                                                           Orange, California 92867
                                                                                           (714) 765-8330

West Coast Sales Inc.   California            100            2833          33-0554820      987 N. Enterprise St.
                                                                                           Orange, California 92867
                                                                                           (714) 765-8330

Dynamic Products        California            100            2833           33-023847      987 N. Enterprise Street
                                                                                           Orange, California 92867
                                                                                           (714) 765-8330

D&F Industries, Inc.    California            100            2833          33-0801652      987 N. Enterprise Street
                                                                                           Orange, California 92867
                                                                                           (714) 765-8330

                          GLOBAL HEALTH SCIENCES, INC.

                                      INDEX

PAGE REFERENCE

PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets as of September 30, 2000
        and December 31, 1999...........................................    4

        Condensed Consolidated Statements of Operations For The Three
        and Nine Months Ended September 30, 2000 and 1999...............    5

        Condensed Consolidated Statements of Cash Flows For The Nine
        Months Ended September 30, 2000 and 1999........................    6

        Notes to Condensed Consolidated Financial Statements............    7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................   10

Item 3. Quantitative and Qualitative Disclosures about Market Risk......   15

PART II--OTHER INFORMATION

Signatures............................................................     16

Exhibit 1 - Financial Data Schedule...................................     17

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          GLOBAL HEALTH SCIENCES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       2000          1999
                                                    ---------      ---------
                                     ASSETS
Current Assets:
   Cash and cash equivalents ..................     $   4,456      $   6,400
   Accounts receivable, net ...................        12,244         20,882
   Inventories ................................        24,119         31,532
   Prepaid expenses and other current assets ..           936          1,601
                                                    ---------      ---------
      Total current assets ....................        41,755         60,415
Property and equipment, net ...................        20,499         18,749
Intangibles and other assets, net .............         5,430        123,683
Other assets ..................................           259             30
                                                    ---------      ---------
      Total ...................................     $  67,943      $ 202,877
                                                    =========      =========

 LIABILITIES AND STOCKHOLDER'S DEFICIT
 Current Liabilities:
   Accounts payable and accrued expenses ......     $  20,819      $  37,224
   Accrued interest payable ...................        10,666          4,125
   Line of credit .............................        35,000         38,500
                                                    ---------      ---------
   Total current liabilities ..................        66,485         79,849
   Long-term subordinated debt ................       219,989        219,493
                                                    ---------      ---------
      Total liabilities .......................       286,474        299,342
                                                    ---------      ---------
Commitments and contingencies
Stockholder's Deficit:
   Common stock, no par value, 2,000,000 shares
   authorized: 495,148 shares issued and
   outstanding ................................           473            473
   Accumulated deficit ........................      (219,004)       (96,938)
                                                    ---------      ---------
   Total stockholder's deficit ................      (218,531)       (96,465)
                                                    ---------      ---------
      Total ...................................     $  67,943      $ 202,877
                                                    =========      =========

            See notes to condensed consolidated financial statements

                          GLOBAL HEALTH SCIENCES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                ------------------------      ------------------------
                                 SEPT. 30,     SEPT. 30,      SEPT. 30,      SEPT. 30,
                                   2000           1999          2000           1999
                                ---------      ---------      ---------      ---------
Net sales .................     $  50,162      $  74,619      $ 170,568      $ 184,330
Cost of sales .............        39,048         55,738        131,227        133,218
                                ---------      ---------      ---------      ---------
Gross profit ..............        11,114         18,881         39,341         51,112
Selling, general and
administrative expenses ...         6,356          6,592         20,396         17,717
Amortization of intangibles       100,983          8,165        117,347         24,514
                                ---------      ---------      ---------      ---------
Operating (loss) income ...       (96,225)         4,124        (98,402)         8,881
Interest expense, net .....         8,099          7,544         23,964         22,049
                                ---------      ---------      ---------      ---------
Loss before income taxes ..      (104,324)        (3,420)      (122,366)       (13,168)
State income tax (benefit)
provision .................          (230)            50           (300)           106
                                ---------      ---------      ---------      ---------
Net loss ..................     $(104,094)     $  (3,470)     $(122,066)     $ (13,274)
                                =========      =========      =========      =========



            See notes to condensed consolidated financial statements

                          GLOBAL HEALTH SCIENCES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                        NINE MONTHS ENDED
                                                     ------------------------
                                                      SEPT 30,       SEPT 30,
                                                        2000           1999
                                                     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................     $(122,066)     $ (13,274)
     Adjustments to reconcile net loss to net
     cash (used in) provided by operating
     activities:
     Depreciation and amortization .............         2,633          1,516
     Amortization of goodwill ..................       117,347         24,514
     Non-cash portion of interest expense ......         1,402          1,312
     Changes in assets and liabilities:
     Accounts receivable .......................         8,638         (3,942)
     Inventories ...............................         7,413        (10,996)
     Prepaid expenses and other current assets .           436           (537)
     Accounts payable and accrued liabilities ..       (16,405)        15,365
     Accrued interest ..........................         6,541          6,457
                                                     ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......         5,939         20,415
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment .......        (4,383)       (13,039)
     Other assets ..............................            --             --
     Acquisition costs .........................            --           (273)
                                                     ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES ..........        (4,383)       (13,312)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid ............................            --         (3,734)
     (Repayments) borrowings on line of credit .        (3,500)         7,500
                                                     ---------      ---------
NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES .....................................        (3,500)         3,766
                                                     ---------      ---------

(Decrease) increase in cash ....................        (1,944)        10,869
Cash at beginning of period ....................         6,400          7,987
                                                     ---------      ---------
Cash at end of period ..........................     $   4,456      $  18,856
                                                     =========      =========


            See notes to condensed consolidated financial statements

                          GLOBAL HEALTH SCIENCES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





NOTE 1 - BASIS OF PRESENTATION


     GLOBAL HEALTH SCIENCES, INC. is a holding company which conducts all of its operations through subsidiaries, principally D&F Industries, Omni-`Pak Industries and Affiliates, and American Ingredients, Inc. Pursuant to the indenture governing the Company's $225 million 11% Senior Notes due 2008 (the Notes), these subsidiaries (the "Subsidiary Guarantors") have jointly, severally and unconditionally guaranteed the Notes. Separate financial statements related to the Subsidiary Guarantors are not included herein, as the management of Global Health Sciences, Inc. has determined that the separate financial statements of the Subsidiary Guarantors are not material to investors. All significant intercompany balances and transactions have been eliminated in consolidation.


     INTERIM PERIOD PRESENTATION--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


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

     IMPAIRMENT LOSSES--The Company has a supply agreement with Herbalife International, Inc. ("Herbalife") which extends through December 31, 2000. Sales to Herbalife represented 57.0% of total sales in 1999 and 50.9% of sales for the nine months ended September 30, 2000. Herbalife disclosed in its filing on Form 10-Q for the quarter ended June 30, 2000 that they do not anticipate placing significant orders with the Company for their first quarter 2001 supply requirements. Currently, there is no indication from Herbalife that they intend to purchase any meaningful amounts from the Company after December 31, 2000. As a result of the impending loss of sales to Herbalife and other business factors, the Company reviewed the recoverability of its long-lived assets, and determined that the Company's goodwill had been impaired. Accordingly, the Company recorded an impairment loss of $101 million representing the unamortized goodwill.

     COMPREHENSIVE INCOME--There are no adjustments between net income and comprehensive income for the periods presented. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB No. 101").

                          GLOBAL HEALTH SCIENCES, INC.
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 2 - INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2000             1999
                                                  -------------    -------------
Raw materials                                        $18,327          $19,360
Work in process                                        3,669            5,565
Finished goods                                         2,123            6,607
                                                     -------           ------
Total Inventory                                      $24,119          $31,532
                                                     =======          =======

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2000             1999
                                                  -------------    -------------
Equipment                                              $21,347        $18,274
Leasehold improvements                                 13,340         12,030
Land                                                      150            150
                                                       ------         ------
Gross property and equipment                           34,837         30,454
Less accumulated depreciation and amortization         (14,338)       (11,705)
                                                       -------        -------
Net property and equipment                             $20,499        $18,749
                                                       =======        =======

NOTE 4 - INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following (amounts in thousands):

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2000             1999
                                                  -------------    -------------
Goodwill and other intangibles                        $    0          $165,702
Deferred financing costs                               7,119             9,166
                                                      ------          --------
Gross intangible assets                                7,119           174,868
Accumulated amortization
    Goodwill                                              (0)          (48,355)
    Deferred financing costs                          (1,689)           (2,830)
                                                      ------          --------
Net intangible assets                                 $5,430          $123,683
                                                      ======          ========

IMPAIRMENT lOSSES--The Company has a supply agreement with Herbalife International, Inc. ("Herbalife") which extends through December 31, 2000. Sales to Herbalife represented 57.0% of total sales in 1999 and 50.9% of sales for the nine months ended September 30, 2000. Herbalife disclosed in its filing on Form 10-Q for the quarter ended June 30, 2000 that they do not anticipate placing significant orders with the Company for their first quarter 2001 supply requirements. Currently, there is no indication from Herbalife that they intend to purchase any meaningful amounts from the Company after December 31, 2000. As a result of the impending loss of sales to Herbalife and other business factors, the Company reviewed the recoverability of its long-lived assets, and determined that the Company's goodwill had been impaired. Accordingly, the Company recorded an impairment loss of $101 million, representing the unamortized goodwill.

NOTE 5 - DEBT

      CREDIT FACILITY--The Company's bank line of credit facility is secured by all of the Company's assets and matures on January 31, 2001. As of September 30, 2000, the outstanding indebtedness under the bank line was $35 million. The Company has not complied with certain financial covenants under the line of credit, as a result of which the lenders have notified the Company of an event of default and are entitled to accelerate the maturity of the debt. The lenders have informally agreed to forbear from doing so as long as the Company continues to reduce principal of the bank line by at least $1 million in each month. Principal reductions totaling $3.5 million were made during the nine months ended September 30, 2000, and an additional principal reduction of $1 million was made in October 2000.

            SENIOR NOTES--The Company has not paid the semi-annual installment of interest in the amount of $12,375,000 due November 1, 2000 under the Senior Notes. Failure to cure this Default prior to December 1, 2000, will constitute an Event of Default under the terms of the Notes, entitling the trustee or the holders of 25% in aggregate principal amount of outstanding Notes to accelerate the maturity of the Notes. The balance of the Notes outstanding as of September 30, 2000 was $225,000,000. Failure to pay the past-due interest on the Senior Notes prior to December 1, 2000 would constitute an additional event of default under the bank line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   The following discussion should be read in conjunction with the consolidated financial statements included elsewhere herein.

   The Company is one of the world's leading developers and custom manufacturers of dietary and nutritional supplements. The Company develops specialty products for branded distribution companies, branded retailers, television marketing companies and network marketing organizations who then distribute their products throughout the world. The Company (and its subsidiaries) subchapter S corporations, and all federal and state income taxes (other than a minimum state income tax of 1.5%) are paid directly by its shareholder. The Company has historically distributed, as a quarterly dividend to its shareholder, amounts sufficient for the shareholder to pay the required income taxes. No distribution was made during the three month period ended September 30, 2000 and no additional shareholder tax distributions are anticipated during the current year.

   A significant portion of the Company's sales and EBITDA has been attributable to sales to Herbalife, the Company's largest customer. Sales to Herbalife increased from approximately $70.5 million in fiscal year 1995, representing approximately 83% of the Company's sales in that year, to approximately $141.6 million in fiscal year 1999, representing approximately 57% of the Company's sales in that year. Sales to Herbalife were $24.4 million in the quarter ended September 30, 2000 (48.6% of total sales) compared to $45.1 million (60.5% of total sales) in the quarter ended September 30, 1999. The comparative decline in sales to Herbalife in the third quarter of 2000 adversely affected EBITDA for the quarter. Sales to Herbalife for the nine months ended September 30, 2000 were approximately $86.8 million or 50.9% of net sales; as compared to $108.9 million or 59.1% of net sales for the nine months ended September 30, 1999.

   The Company has a supply agreement with Herbalife which extends through December 31, 2000. Herbalife disclosed in its filing on Form 10-Q for the quarter ended June 30, 2000 that it does not anticipate placing significant orders with the Company for Herbalife's first quarter 2001 supply requirements. Currently, there is no indication from Herbalife that it intends to purchase any meaningful amounts from the Company after December 31, 2000.

   The declines in EBITDA, the demands of the Company's bank lenders, and the interest requirements of the Company's outstanding Senior Notes due 2008 have combined to require the Company to undertake significant cost-cutting measures. At present, the Company is on a strict payment schedule to reduce its secured bank debt and has not made the semi-annual interest payment of $12.4 million due November 1, 2000 under the terms of the Senior Notes.

   The Company has engaged a financial advisor to assist in a possible refinancing, repurchase or restructuring of or amendment or modification to any or all of the Company's existing debt, other obligations or equity securities. The Company does not anticipate that any refinancing, repurchase or restructure of existing debt or other obligations will provide it with significant additional liquidity; accordingly, for the foreseeable future, the Company expects to depend primarily on cash flow from operating activities to meet its liquidity needs. Its ability to conduct business under these circumstances depends on continuing forbearance by its lenders. The absence of capital and liquidity limits the Company's ability to expand its marketing capabilities as necessary to grow its business and may adversely affect its ability to compete effectively.

                          GLOBAL HEALTH SCIENCES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                 -------------------------       -------------------------
                                  SEPT 30,        SEPT 30,       SEPT 30,         SEPT 30,
                                   2000            1999            2000             1999
                                 ---------       ---------       ---------       ---------
Net sales ..................     $  50,162       $  74,619       $ 170,568       $ 184,330
Cost of sales ..............        39,048          55,738         131,227         133,218
                                 ---------       ---------       ---------       ---------
Gross profit ...............        11,114          18,881          39,341          51,112
Selling, general and
  administrative expenses...         6,356           6,592          20,396          17,717
Amortization of intangibles        100,983           8,165         117,347          24,514
                                 ---------       ---------       ---------       ---------
Operating (loss) income ....       (96,225)          4,124         (98,402)          8,881
Interest expense, net ......         8,099           7,544          23,964          22,049
                                 ---------       ---------       ---------       ---------
Loss before income taxes ...      (104,324)         (4,544)       (122,366)        (13,168)
State income taxes (benefit)
   provision ...............          (230)             50            (300)            106
                                 ---------       ---------       ---------       ---------
Net loss ...................     $(104,094)      $  (3,470)      $(122,066)      $ (13,274)
                                 =========       =========       =========       =========

EBITDA (1) .................     $   5,667       $  12,974       $  21,543       $  34,849
EBITDA margin (1) ..........         11.3%           17.4%           12.6%           18.9%


---------------------
EBITDA is defined as income before interest income (expense), income taxes and depreciation and amortization. Management believes that EBITDA and EBITDA margin are measures commonly used by analysts and investors to determine a company's ability to service and incur debt. Accordingly, this information has been presented to permit a more complete analysis. However, EBITDA as reported might not be comparable to similarly titled measures used by other companies. EBITDA margin is computed by dividing EBITDA by net sales. EBITDA should not be considered a substitute for net income or cash flow data prepared in accordance with general accepted accounting principles or as a measure of profitability or liquidity.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999


    SALES. In the third quarter of 2000, sales decreased by $24.4 million or 32.7%, to $50.2 million as compared to $74.6 million in the third quarter of 1999. The decrease results primarily from a decrease in sales to Herbalife, the Company's largest customer. Sales to Herbalife decreased by $20.7 million to $24.4 million in the third quarter of 2000 as compared to $45.1 million in the third quarter of 1999. Sales to other customers decreased by $3.7 million to $25.8 million from $29.5 million.

    The Company has a supply agreement with Herbalife which extends through December 31, 2000. Herbalife disclosed in its filing on Form 10-Q for the quarter ended June 30, 2000 that it does not anticipate placing significant orders with the Company for Herbalife's first quarter 2001 supply requirements. Currently, there is no indication from Herbalife that it intends to purchase any meaningful amounts from the Company after December 31, 2000.

    COST OF SALES AND GROSS PROFIT. Cost of sales decreased by $16.6 million or 29.8%, to $39.1 million in the third quarter of 2000, as compared to $55.7 million in the third quarter of 1999. Cost of sales as a percentage of sales increased to 77.9% in the third quarter of 2000 as compared to 74.7% in the third quarter of 1999, thereby decreasing the gross margin in the third quarter of 2000 to 22.1% from 25.3% in the third quarter of 1999. The reduction in gross margin was primarily due to relatively higher raw material costs and higher costs related to expanded manufacturing capacity.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses remains relatively consistent at $6.4 million in the third quarter of 2000, as compared to $6.6 million in the third quarter of 1999. As a percentage of sales, selling, general and administrative expenses increased to 12.7% in the third quarter of 2000, as compared to 8.8% in the third quarter of 1999. Bad debt provisions increased by $1.2 million to $1.3 million in the third quarter of 2000 from $0.1 million in the third quarter of 1999 due to a deterioration in the creditworthiness of several customers. Excluding the increase in bad debt provisions, selling, general and administrative expenses decreased by $1.4 million, or 21.5%, to $5.1 million in the third quarter of 2000, as compared to $6.5 million in the third quarter of 1999. The decrease in selling, general and administrative expenses, excluding bad debt provisions, was due to the effects of a cost reduction program that is expected to reduce operating and selling, general and administrative costs by $1 million per month. Excluding the increase in bad debt provisions, as a percentage of sales selling, general and administrative expenses increased to 10.2% in the third quarter of 2000, as compared to 8.7% in the third quarter of 1999.

      AMORTIZATION OF INTANGIBLES. Amortization of Intangibles increased by $92.8 million to $101.0 million in the third quarter of 2000, as compared to $8.2 million in the third quarter of 1999. The increase results from the write-off of all remaining goodwill in the third quarter of 2000. The write-off of goodwill associated with the reorganization was taken based on management's evaluation of its recoverability in view of the uncertainty of future profitability following Herbalife's announcement that it is not placing orders with the Company for the first quarter of calendar year 2001. The goodwill associated with the acquisition of American Ingredients was written off as result of declining sales and profit margins that have materially affected the long term prospects of American Ingredients.

      INTEREST EXPENSE. Net interest expense increased by $0.6 million to $8.1 million in the third quarter of 2000, as compared to $7.5 million in the third quarter of 1999. The 8.0% increase in interest expense results primarily from penalties and increased interest charges under the Company's bank line of credit, imposed by the lenders following the Company's failure to meet financial covenants. The interest rate was increased from a LIBOR-based rate (approximating 7% at September 30, 1999) to a fixed rate of approximately 13.5% at September 30, 2000.

      NET LOSS. The Company's net loss increased by $100.6 million to a net loss of $104.1 million in the third quarter of 2000, as compared to a $3.5 million net loss in the third quarter of 1999. The increased loss resulted primarily from the effect of the $101.0 million write off of goodwill, lower sales volume, lower gross margins and the other reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999


    SALES. In the first nine months of 2000, sales decreased by $13.7 million or 7.4%, to $170.6 million as compared to $184.3 million in the first nine months of 1999. Sales to Herbalife decreased by $22.1 million to $86.8 million in the first nine months of 2000, as compared to $108.9 million in the first nine months of 1999. Sales to other customers in the first nine months of 2000 increased by $8.4 million to $83.8 million in the first nine months of 2000, as compared to $75.4 million in the first nine months of 1999.

    COST OF SALES AND GROSS PROFIT. Cost of sales decreased by $2.0 million or 1.5%, to $131.2 million in the first nine months of 2000, as compared to $133.2 million in the first nine months of 1999. Cost of sales as a percentage of sales increased to 77.0% in the first nine months of 2000 as compared to 72.3% in the first nine months of 1999, thereby decreasing the gross margin in the first nine months of 2000 to 23.0% from 27.7% in the first nine months of 1999. The reduction in gross margin was primarily due to relatively higher raw material costs and higher costs related to expanded manufacturing capacity.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $2.7 million to $20.4 million in the first nine months of 2000, as compared to $17.7 million in the first nine months of 1999. As a percentage of sales, selling, general and administrative expenses increased to 12.0% in the first nine months of 2000, as compared to 9.6% in the first nine months of 1999. Bad debt provisions increased by $1.9 million to $2.2 million in the first nine months of 2000 from $0.3 in the first nine months of 1999 due to deterioration in the creditworthiness several customers. Excluding the increase in bad debt provisions, selling, general and administrative expenses increased by $0.8 million to $18.2 million in the first nine months of 2000, as compared to $17.4 million in the first nine months of 1999. The increased expenses were primarily related to the growth in non Herbalife sales and increased commission expense due to changes in sales mix.

    AMORTIZATION OF INTANGIBLES. Amortization of Intangibles increased by $92.8 million to $117.3 million in first nine months of 2000, as compared to $24.5 million in the first nine months of 1999. The increase results from the write-off of all goodwill in the third quarter of 2000, as described above.

    INTEREST EXPENSE. Net interest expense increased by $2.0 million to $24.0 million in the first nine months of 2000, as compared to $22.0 million in the first nine months of 2000. The 9.1% increase in interest expense results primarily from penalties and increased interest charges under the Company's bank line of credit, as described above.

    NET LOSS. The Company's net loss increased by $108.8 million to a net loss of $122.1 million in the first nine months of 2000, as compared to a $13.3 million net loss in the first nine months of 1999. The increased loss resulted primarily from the $117.3 million write off of goodwill, the effect of lower gross margins, lower sales volume, higher administrative costs and for the reasons described above.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary cash needs are for working capital, reduction of bank debt and interest payments on the bank debt and its outstanding 11% Senior Notes due 2008. The Company's' primary source for meeting these requirements is through cash flow from operating activities. The Company has taken steps to reduce costs and continues to meet its operating cash flow requirements; however, the Company requires a substantial infusion of additional capital or other remedial action to meet or modify its debt service requirements. See below for a discussion of defaults under the Senior Notes and the Company's indebtedness to banks and additional steps being taken by the Company to deal with its debt service requirements while continuing to meet its obligations to trade creditors on a current basis.

    Cash and cash equivalents were $4.5 million at September 30, 2000 compared to $6.4 million at December 31, 1999.

    Cash provided by operating activities for the nine month period ended September 30, 2000 was $5.9 million compared to $20.4 million provided by operations for the nine months ended September 30, 1999. The $5.9 million primarily results from a net loss of $122.1, amortization of $117.3 million, depreciation of $2.6 million, (the net loss before amortization and depreciation was $2.2 million) decreases in accounts receivable of $8.6 million and inventory of $7.4 million and decreases in accounts payable and accrued liabilities of $16.4 million

    Capital expenditures of $4.3 million for the period ended September 30, 2000 were primarily for additional manufacturing equipment.

    The Company used cash of $3.5 million to make principal payments on the bank debt.

    The Company has elected S Corporation status for federal and state tax purpose, and other than the 1.5% state tax, income tax is paid by its shareholder. The Company has made no tax distributions to its shareholder in the nine month period ended September 30, 2000.

    The Company's bank line of credit is secured by all of the Company's assets and matures on January 31, 2001. As of September 30, 2000, the outstanding balance of the bank debt was $35 million. The Company has not complied with certain financial covenants under the line of credit, as a result of which the lenders have notified the Company of an event of default and are entitled to accelerate the maturity of the debt. The lenders have informally agreed to forbear from doing so as long as the Company continues to reduce principal of the bank line by at least $1 million in each month. Principal reductions totaling $3.5 million were made during the nine months ended September 30, 2000, and an additional principal reduction of $1 million was made in October 2000.

      The Company has not paid the semi-annual installment of interest in the amount of $12,375,000 due November 1, 2000 under the Senior Notes. Failure to cure this Default prior to December 1, 2000, will constitute an Event of Default under the terms of the Notes, entitling the trustee or the holders of 25% in aggregate principal amount of outstanding Notes to accelerate the maturity of the Notes. The balance of the Notes outstanding as of September 30, 2000 was $225,000,000. Failure to pay the past-due interest on the Senior Notes prior to December 1, 2000 would constitute an additional event of default under the bank line of credit.

     The Company has engaged a financial advisor to assist in a possible refinancing, repurchase or restructuring of or amendment or modification to any or all of the Company's existing debt, other obligations or equity securities. The Company does not anticipate that any refinancing, repurchase or restructure of existing debt or other obligations will provide it with significant additional liquidity; accordingly, for the foreseeable future, the Company expects to depend primarily on cash flow from operating activities to meet its liquidity needs. Its ability to conduct business under these circumstances depends on continuing forbearance by its lenders. The absence of capital and liquidity limits the Company's ability to expand its marketing capabilities as necessary to grow its business and may adversely affect its ability to compete effectively.

                           FORWARD LOOKING STATEMENTS

    Statements contained in this Quarterly Report on Form 10-Q, which are not historical facts, are forward-looking statements. Such forward-looking statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties, and there can be no assurance that other factors will not affect the accuracy of such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by the Company include, but are not limited to, risks associated with the financial condition of customers, non-renewal of contracts, government regulation, as well as operating risks, general conditions in the economy and capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

ITEM 3.           MARKET RISK

    The Company's cash flow, earnings and the fair value of its debt, may be adversely affected due to changes in interest rates with respect to its long-term debt.

PART II - OTHER INFORMATION

ITEM 3.           DEFAULTS ON SENIOR SECURITIES

      The Company has not complied with certain financial covenants under its Credit Agreement with bank lenders, dated April 23, 1998, as amended. The lenders have notified the Company of a default and are entitled to accelerate the maturity of the bank debt. The balance of the bank debt outstanding at September 30, 2000 was $35 million.

      The Company has not paid the semi-annual installment of interest in the amount of $12,375,000 due November 1, 2000 under its 11% Senior Notes due 2008. Failure to cure this Default prior to December 1, 2000, will constitute an Event of Default entitling the Trustee or the holders of 25% in aggregate principal amount of outstanding Notes to accelerate the maturity of the Notes. The balance of the Notes outstanding as of September 30, 2000 was $225,000,000.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27.1 - Financial Data Schedule for the quarter ended
                   September 30, 2000, which is submitted electronically to the Commission for information only.

(b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Date: May 12, 2000
                                    Global Health Sciences, Inc.
                                    Global Health Sub, Inc.
                                    D&F Industries, Inc.
                                    Raven Industries, Inc.
                                    West Coast Sales
                                    Dynamic Products, Inc.


                                    By:   /s/ Paul M. Buxbaum



                                    -------------------------------
                                    Paul M. Buxbaum
                                    Chief Executive Officer


                                    By:   /s/ Donald J. Lewis



                                    -------------------------------
                                    Donald J. Lewis
                                    Chief Financial Officer